Form 10KSB
period 2001-12-31
HUNAPU INC
filed 2002-04-01
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the Fiscal Year Ended December 31, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 333-45774

                                   Hunapu Inc.
                 (Name of Small Business Issuer in its Charter)

        Nevada                                       88-0462762
State or other jurisdiction of          I.R.S. Employer Identification Number
incorporation or organization

1700 W. Horizon Ridge Parkway, Henderson, Nevada        89012
Address of principal executive office                 Zip Code

Issuer's telephone number:  (702) 614-1750

SECURITIES REGISTERED PURSUANT TO SECTION 15(d) OF THE ACT

                         Common Stock, $0.001 Par Value
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes_X_    No___

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X

The Company's revenues for Fiscal Year ended December 31, 2001 were $0.00.

As of March 29, 2002, 3,600,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 600,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one):  Yes___    No_X_

                                     PART I

Item 1.  Description of Business.

     Hunapu Inc. (the "Company" or "we" or "us") was incorporated in Nevada on January 19, 2000. We were formed by Mr. John C. Francis, the principal stockholder, and the sole executive officer and director of the Company. Our principal executive offices are located at 1700 W. Horizon Ridge Parkway, Suite 202, Henderson, Nevada 89012. We have always been a developmental stage company since our inception and we have no operating history other than organizational matters, the initial public offering of our securities and the filing of reports with the Securities and Exchange Commission (the "Commission"). We have no full time or part time employees and Mr. Francis manages our affairs.

     We have no operating business, nor do we intend to develop our own operating business. Our only prospect toward operations is by seeking to effect a business combination with a corporation or other business entity which owns an operating business and wishes to undertake a business combination for its own corporate purposes (a "target business"), generally related to achieving liquidity for its stockholders. Our primary activities currently involve seeking a target business and filing reports with the Commission. As such, we are known as a "shell" company, whose sole purpose at this time is to locate a target business and complete a business combination. We have not entered into any agreement, understanding or arrangement with any potential business combination and we do not intend to limit potential candidates to any particular field or industry. We may effect a business combination with a target business which may be financially unstable or in its early stages of development or growth. Competition for target businesses is intense and many other similarly, or better funded entities than us, are seeking mergers with target businesses.

     The proposed business activities described herein classify us as a "blank check" or "blind pool" entity. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. We cannot assure that any market for our Common Stock will develop even if we are able to successfully implement our business plan and complete a business combination with viable operations.

Item 2.  Description of Property

     We are renting office space, telephone and secretarial services from Falcon Financial Group LLC, at 1700 W. Horizon Ridge Parkway, Suite 202, Henderson, Nevada 89012. Our sublease is on an oral basis, and the landlord is a non-affiliated third party. Falcon is an entity controlled by our chief executive officer. We intend to pay Falcon $50 per month, which we will repay upon completion of a business combination, from the proceeds of the initial public offering or by the target business.

     We do not own or intend to invest in any real property, real estate mortgages, or any other real estate backed securities. We have no formal policy with respect to investments in real estate or investments with persons primarily engaged in real estate activities. We may, however, merge with a business combination that has such business or investments.

Item 3.  Legal Proceedings

     We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of stockholders in the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

     Our common stock is not currently traded on any public trading market. No assurance can be given that any market for our common stock will develop.

     The authorized capital stock of the Company consists of 48,000,000 shares, of which 40,000,000 shares have been designated common stock, $0.001 par value, and 8,000,000 shares of "blank-check" preferred stock, $0.001 par value. At March 29, 2002, there were 3,600,000 shares of common stock outstanding and held of record by 11 stockholders. No shares of preferred stock have been issued, and the Board has not designated the rights or preferences of any class or series of preferred stock.

     We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. In the event we enter into a merger or other business combination, the post merger company may change this policy. However, since most potential target businesses are likely to be early stage growth companies, it is unlikely that management of such a target business would declare any dividend for a while after any business combination.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

     Statements contained in this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, general business combination and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "plan," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

                                PLAN OF OPERATION

     We are currently in the development stage. We have no operating business, and all our activities since inception have been related to our formation and completing our initial public offering, in which we raised $18,000 of gross proceeds from the sale of all 600,000 units offered. Our ability to continue operations is contingent upon completing a business combination. As of December 31, 2001, we had not incurred any material costs or expenses other than those associated with formation of the company and our public offering, and we had cash on hand of $2,572. On February 14, 2002, we completed our initial public offering. Pursuant to Rule 419 under the Securities Act, the gross proceeds of $18,000 are being held in escrow. Funds to pay for offering expenses were loaned to us by our chief executive officer, who, through his estate planning entity, had loaned $13,500 to us as of December 31, 2001. We will use the net proceeds of this offering, together with the income and interest earned thereon, if any, to repay our indebtedness to our chief executive officer and to pay expenses in connection with effecting a business combination. We do not have discretionary access to any income on the monies in the escrow account and stockholders will not receive any distribution of the income or have any ability to direct the use or distribution of any such income. Thus, any such income will cause the amount in escrow to increase. Although we are entitled to request that up to 10% of the proceeds held in escrow be released to us to pay the costs of evaluating potential business combinations, we do not intend to do so. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since the role of present management after a business combination is uncertain, we cannot determine what remuneration, if any, will be paid to present management after a business combination.

     If we do not complete a business combination within 18 months from the date of the commencement of the offering (November 9, 2001), the escrow agent will return the escrowed funds to the investors on a proportionate basis, with interest, if any.

Introduction to the Company

     We are a "blank check" company formed on January 19, 2000, to effect a business combination with a target business which we believe has significant growth potential. To date, our efforts have been limited to organizational activities and our initial public offering, completed on February 14, 2002. We intend to utilize the proceeds of our public offering, any sales of additional equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until the warrants are exercised or additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

"Blank Check" Offering

     Background. As a result of management's broad discretion with respect to the specific application of the net proceeds of our public offering, our offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of our public offering are intended to be utilized to complete a business combination, the proceeds are not otherwise being designated for a particular purpose.

     A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities laws that regulate initial public offerings.

     Unspecified Industry and Target Business. We will seek to acquire a target business without limiting ourselves to a particular industry. Most likely, the target business will be primarily located in the United States, although we may acquire a target business primarily located outside the United States.

     We will not acquire a target business unless the fair market value of such business, as determined by our management, is at least 80% of the maximum proceeds of this offering, including the warrant proceeds. If we determine that the financial statements of a proposed target business do not clearly indicate that the fair market value test has been satisfied, we will obtain an opinion from an independent investment banking firm (which is a member of the NASD) with respect to the satisfaction of such criteria.

     In connection with stockholder approval of a business combination, we intend to provide stockholders with disclosure documentation in accordance with the SEC's proxy rules, including audited financial statements, concerning a target business. Accordingly, any target business that is selected would need to have audited financial statements or be audited in connection with the transaction. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although our management will evaluate the risks inherent in a particular industry or target business, you cannot assume that we will properly ascertain or assess all risks.

     Probable Lack of Business Diversification. As a result of our limited resources, unless and until the warrants are exercised or additional financing is obtained, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable. We have no present intention of either loaning any of the proceeds of our initial public offering to any target business or of purchasing or acquiring a minority interest in any target business.

     Limited Ability to Evaluate Management of a Target Business. We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect.

     In evaluating a prospective target business, we will consider several factors, including the following:


     o experience and skill of management and availability of additional personnel of the target business;


     o    costs associated with effecting the business combination;


     o    equity interest retained by our stockholders in the merged entity;


     o    growth potential of the target business;


     o    capital requirements of the target business;


     o    capital available to the target business;


     o    competitive position of the target business;


     o    stage of development of the target business;


     o degree of current or potential market acceptance of the target business, products or services;


     o proprietary features and degree of intellectual property or other protection of the target business;


     o    the financial statements of the target business; and


     o    the regulatory environment in which the target business operates.

     The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular target business will be based, to the extent relevant, on the above factors as well as other considerations we deem relevant. In connection with our evaluation of a prospective target business, we anticipate that we will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information.

     The time and costs required to select and evaluate a target business (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable corporate and securities laws) cannot be determined at this time. Our chief executive officer intends to devote only a small portion of his time to our affairs, and, accordingly, the consummation of a business combination may require a longer time than if he devoted his full time to our affairs. However, he will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company. The amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination.

     We anticipate that various prospective target businesses will be brought to our attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, including, possibly, the executive officers and our affiliates.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment to our company, the target business and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our respective stockholders.

Acquisition Restrictions

     We may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

     Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of an investment company. Consequently, our acquisition of a company or business through the purchase and sale of investment securities will be limited. Although we intend to act to avoid classification as an investment company, the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent investment company. We intend to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allows an entity a one time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

     We will be subject to certain reporting requirements under the Exchange Act. If we are no longer required to file reports and other information with the SEC under the Exchange Act, we intend nonetheless to continue to file such reports. Pursuant to Sections 13 and 15(d) of the Exchange Act, if significant acquisitions take place, we must furnish information, including certified financial statements for the acquired company covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act apply to us.

     Various impediments to a business combination may arise, such as appraisal rights afforded the stockholders of a target business under the laws of its state of organization. This may prove to be deterrent to a particular combination.

     We will not effect a business combination with any entity in which our promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest.

Rule 419 Prescribed Acquisition Criteria and Reconfirmation

     We are a so-called "blank check" company because we are a development stage company with no specific business plan or purpose other than effect a business combination with an unidentified company. As mentioned previously, we were formed to raise capital and seek business opportunities believed to hold a potential for profit. We will primarily investigate the possible acquisition of business interests by merger, consolidation, stock for stock exchange or purchase of assets. We hope to be able to effect a tax-free exchange once a business opportunity satisfactory to management is located. However, no assurance can be given that an attractive business opportunity will become available to us on a tax-free exchange basis, or on another basis. We are under no binding commitment, arrangement, or understanding to acquire any business interests or products. Because we have limited resources, unless and until the warrants are exercised or additional financing is obtained, it is likely that our limited funds will limit our potential acquisitions to one business interest or product, and as such, it is expected that our interest(s) will not be very diversified.

     Our initial public offering is subject to Rule 419 under the Securities Act. As such, among other things, the fair market value of the business or assets to be acquired must represent at least 80% of the proceeds of our public offering, including the warrant proceeds. For purposes of our blank check offering, the fair market value of the business or assets to be acquired must be at least $814,400. Once an acquisition agreement meeting the above criteria has been executed, we must successfully complete a reconfirmation offering as described below.

Post-Effective Amendment

     Once an agreement governing a business combination meeting the above criteria has been executed, Rule 419 requires us to update the registration statement with a post-effective amendment. The post-effective amendment must contain information about the proposed acquisition candidate and its business, including audited financial statements, the results of this offering, and the use of the funds disbursed from the escrow account, if any. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer requires satisfaction of certain prescribed conditions before the offering proceeds and shares can be released from escrow.

Reconfirmation Offering

     The reconfirmation offer must commence within five business days after the effective date of the post-effective amendment. Under Rule 419, the reconfirmation offer must include the following conditions:


     1. The prospectus contained in the post-effective amendment will be sent to each investor whose securities are held in the escrow account within five business days after the effective date of the post-effective amendment;


     2. Each investor will have no fewer than 20, and no more than 45 business days from the effective date of the post-effective amendment to notify us in writing that the investor elects to remain an investor;


     3. If we do not receive written notification from any investor within 45 business days following the effective date, the pro rata portion of the offering proceeds (with any interest or dividends) held in the escrow account on such investor's behalf will be returned to the investor within five business days by first class mail or other equally prompt means;

     4. The business combination will be consummated only if a sufficient number of investors elect to reconfirm their investments;


     5. If a consummated business combination has not occurred within 18 months from November 9, 2001 (the date of the commencement of our offering), the offering proceeds held in the escrow account shall be returned to all investors on a pro rata basis within five business days by first class mail or other equally prompt means;


     6. Investors who receive their pro rata portion of the offering proceeds will also receive the interest, if any. If we consummate a business combination, investors who have elected to remain investors will not receive any interest when their pro rata portion of the offering proceeds is released to us.

Release of Offering Proceeds and Shares from Escrow

     The offering proceeds and shares held in escrow may be released to us and the investors, respectively, after the escrow agent has received a signed representation from us and any other evidence acceptable to the escrow agent that:


     1. We have executed an agreement for the combination with a business for which the fair value of the business represents at least 80% of the offering proceeds and have filed the required post-effective amendment;


     2. The post-effective amendment has been declared effective, the mandated reconfirmation offer prescribed by Rule 419 has been completed and we have satisfied all of the prescribed conditions of the reconfirmation offer;


     3. The combination with a business with a fair value of at least 80% of the offering proceeds, including the warrant proceeds, has been consummated.

Certain Securities Laws Considerations

     Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, we will only be able to effect a business combination with a prospective target business that has available audited financial statements or has financial statements which can be audited.

Employees

     We are a development stage company and currently have no employees, other than our chief executive officer, John C. Francis, who serves without compensation. Mr. Francis is expected to continue to devote only a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis increasing in time when a target business is identified. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

Results of Operations for Year Ended December 31, 2001

     Net cash used in operating activities for the twelve months ended December 31, 2001 was $4,485 compared to $9,443 for the period from inception (January 19, 2000) to December 31, 2000.

     Expenses increased by $377 for the twelve months ended December 31, 2001 compared to the prior year. While professional fees decreased by $500, other expenses increased by $1,727 to $3,380. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a business combination.

     During the twelve months ended December 31, 2001, loans from our chief executive officer increased by $7,500 to $13,500. As a result, cash on hand increased by $1,515 for the twelve months ended December 31, 2001 to $2,572. Our cumulative deficit during the development stage was $19,563 as of December 31, 2001.

                                  RISK FACTORS


     Our securities are highly speculative and subject to numerous and substantial risks, including, but not limited to, these discussed below.

We Have No Operating History or Basis for Evaluating Prospects

     We were incorporated in January 2000 and we have no operating business or plans to develop one. While we have completed our initial public offering we have not, as of the date hereof, entered into any agreement, arrangement or understanding with any target business. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited to organizational activities, our initial public offering, filing reports with the Commission, and searching for target businesses.

Our Auditors Have Expressed Doubt as to our Ability to Continue Business as a Going Concern; We Have Limited Resources and No Revenues From Operations, and May Need Additional Financing in Order to Execute our Business Plan

     We have limited resources and no revenues from operations to date. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the completion of a business combination and we cannot ascertain our capital requirements until such time. Moreover, there can be no assurance that any target business, at the time of the consummation of a business combination, or at any time thereafter, will derive any material revenues from its operations or operate in profitable manner. Further limiting our abilities to achieve revenues, in order to avoid status as an "Investment Company" under the Investment Company Act of 1940, as amended (the "Investment Company Act"), we can only invest our funds prior to a business combination in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives. We may be required to seek additional financing in order to implement our business plan and/or complete a business combination. As a result of the above, our independent accountants have expressed doubt as to our ability to continue as a going concern.

We May Not Be Able to Borrow Funds If and As Needed; If We Do Borrow Funds, We Will Be Less Attractive to Potential Target Business

     There are currently no contractual or legal limitations on our ability to borrow funds to increase the amount of capital available to us to effect a business combination. However, our limited resources and lack of operating history will make it difficult to borrow funds. The amount and nature of our borrowings will depend on numerous considerations, including our capital needs, our credit, our perceived ability to meet debt service on any such borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We cannot assume that debt financing, if required or sought, would be available on terms deemed to be commercially acceptable by and in our best interests. If we are not able to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, our financial condition and future prospects will be materially adversely affected. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Any debt we incur may significantly discourage potential target businesses. Furthermore, a business combination target may have already incurred borrowings and, therefore, all the risks inherent thereto will be absorbed by us at the time of a business combination.

We Are Unable to Ascertain Risks Relating to the Industry and Nature of Unidentified Target Businesses, and You Will Have Little or No Control over the Target Businesses after a Business Combination

     We have not selected any particular industry or target business in which to concentrate our efforts. Our director and chief executive officer has had limited dealings and contact or discussions with representatives of other entities regarding a completion of a business combination, however, no understandings, agreements or arrangements exist. Accordingly, there is no basis to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate, and therefore risks of a currently unascertainable nature may arise when a specific target business and industry is chosen. Although management will endeavor to evaluate the risks inherent in a particular target business or industry, there can be no assurance that we will properly ascertain and evaluate all such risks.

Scarcity of and Competition for Business Combination Opportunities May Hinder the Identification of a Target Business and the Completion of a Business Combination

     We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than we do, and there can be no assurance that we will have the ability to compete successfully. Our financial resources are very limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select less attractive prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We May Pursue a Business Combination With a Target Business Operating Outside the United States Which Entail Additional Risks Relating to Doing Business in a Foreign Country

     We may effectuate a business combination with a target business whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target business, ongoing business risks result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

We depend on part-time management, and they may not have sufficient opportunity to identify a target business.

     Our success is largely dependent upon whether our management can identify a suitable target business. Our management is expected to manage our affairs on only a part-time or as- needed basis, and they may miss business opportunities they may have otherwise identified had they been devoting all of their time to our affairs. We have not entered into an employment agreement with any member of our management, and none of them is required to commit a specific amount or percentage of his time to our affairs.

Management Will Most Probably Change Upon the Consummation of a Business Combination

     It is likely that any business combination will result in control by the target business stockholders and that our stockholders would retain only a relatively small minority position. Any such business combination may require management to sell, transfer or cancel all or a portion of our stock held by management, and/or cause Mr. Francis to resign or be removed as an executive officer and/or sole director and a corresponding reduction in or elimination of his participation in future affairs.

Recent Rulemaking Has Made it More Difficult for Us to Establish a Trading Market for Our Common Stock. Blank Check Companies That Are Similarly Situated but That Have a Trading Market for Their Stock, May Be More Attractive to Target Businesses

     A public market for the common stock does not exist and there can be no assurance that one will ever develop or if developed will continue. Recent NASD policy making has also hindered our ability to obtain a trading market. If no market develops, after completion of a business combination and the release of the shares from escrow, it may be difficult or impossible for the holders of the common stock to sell their securities if they should desire to do so. In addition, there are substantial restrictions on the sale or transfer of common stock imposed by federal and state securities laws, if the shares of common stock are not registered through a registration statement. If the shares are registered, there are no assurances that a regular trading market will develop for any of the common stock and that if developed any such market will be sustained.

It Is Most Likely That Current Stockholders Will Be Immediately and Substantially Diluted upon a Business Combination

     Our Certificate of Incorporation authorizes the issuance of 40,000,000 shares of common stock. There are currently 36,400,000 authorized but unissued shares of common stock available for issuance. Although we have no commitments as of this date to issue any of these shares of common stock, we will, in all likelihood, issue a substantial number of additional shares in connection with or following a business combination. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their respective ownership interests.

Common Stock Immediately Eligible for Resale

     Of the 3,600,000 shares of common stock outstanding of the Company as of the date of the Registration Statement, all are currently held in escrow pending completion of a business combination promulgated under the Securities Act. Under Rule 144 ("Rule 144"), as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the common stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No prediction can be made as to the effect, if any, that sales of such shares of common stock or the availability of such shares for sale will have on the market prices, if any, for shares of common stock prevailing from time to time. Nevertheless, the sale of substantial amounts of common stock in the public market would likely adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of equity securities.

We Are Authorized to Issue Preferred Stock

     Our Certificate of Incorporation authorizes the designation and issuance of 8,000,000 shares of preferred stock (the "preferred stock"), with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board is empowered, without stockholder approval, to designate and issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change our control. Although we do not currently intend to designate or issue any shares of preferred stock, there can be no assurance that we will not do so in the future. It is likely however, that following a business combination, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a business combination or financing. As of this date, we have no outstanding shares of preferred stock and we have not designated the rights or preferences of any series of preferred stock.

We have not paid and do not intend to pay dividends.

     We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to our combination with a target business. The payment of dividends after any such business combination, if any, will be entirely within the discretion of our board of directors. Accordingly, you will have to look to appreciation in the value of your securities to obtain a return on your investment.

If we redeem the warrants, the value of units may be reduced.

     We may redeem the warrants at a price of $.001 per warrant upon 30 days' written notice at any time during the warrant exercise period. If you do not exercise your warrants prior to their expiration or redemption, you will not be able to purchase the securities underlying your warrants. If we redeem the warrants, you will have to (i) exercise the warrants (and pay the exercise price at a time when it may be disadvantageous for you to do so), (ii) sell the warrants at the current market price for the warrants when you might otherwise wish to hold the warrants for possible additional appreciation, or (iii) accept the redemption price, which may be substantially less than the market value of the warrants at the time of redemption. For five days after the end of the redemption notice period, we can appoint standby purchasers to exercise any or all of the warrants which are not exercised. If your warrants are exercised by standby purchasers, you will not receive the securities issued upon their exercise, and your ownership interest will be accordingly reduced. In addition, although we do not intend to do so, we may redeem the warrants at a time when they cannot be exercised pursuant to a current prospectus, which may lead to litigation by warrant holders.

We may become subject to regulation under the Investment Company Act, especially during the period prior to our consummating a business combination.

     We believe that our anticipated principal activity, which is to effect a combination with a target business, will not subject us to regulation under the Investment Company Act, which was enacted to regulate vehicles for pooled investments in securities. However, the Investment Company Act may also extend to companies that do not intend to be investment companies if their activities are within the definitional scope of the Investment Company Act. If the SEC determines that we are an investment company, we will become subject to burdensome regulations that are incompatible with our strategy of effecting a combination with a target business.

Item 7.  Financial Statements

     See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-8.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     (a) The following table provides information concerning each executive officer and director of the company. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name                        Age          Title
----                        ---          -----
John C. Francis             52           Chief Executive Officer,
                                         President, Treasurer and Director

     John C. Francis, Chief Executive Officer, President, Treasurer and sole director since our formation, has been a Managing Member of Falcon Financial Group LLC since January 14, 2000, and since March 1999, has been engaged in the business of venture capital. Falcon is engaged in the business of providing assistance or advice to private companies on capital formation and on becoming a publicly traded company and introductions to investment banking firms. From April 1, 1994, until January 31, 1999, he served as Vice President, Secretary and a director of AgriBioTech ("ABT"). He was the Chief Financial Officer of ABT from April 1994 until April 1996. On January 25, 2000, approximately one year after Mr. Francis resigned from ABT, ABT and several of its subsidiaries filed a voluntary case with the United States Bankruptcy Court in the District of Nevada under Chapter 11 of the United States Bankruptcy Code. ABT is operating its business as a debtor in possession while its assets are being sold. Prior thereto, Mr. Francis was Vice President, Chief Financial Officer and a director of FiberChem, Inc., now known as Decision Link, Inc. ("FCI"), from its inception in December 1986 until March 31, 1994. Mr. Francis also served as a director of FCI Environmental, Inc. ("FCI Environmental"), a wholly-owned subsidiary of FCI, from January 1990 until March 31, 1994, and served as Director of Marketing of FCI Environmental from September 1, 1993, until December 31, 1993. On July 1, 2001, Mr. Francis became Vice President, Chief Financial Officer and a director of Crest View, Inc., a private company seeking to become a public company to develop a tourist destination business in Honduras.

     Mr. Francis is not required to commit his full time to our affairs and it is likely that he will not devote a substantial amount of time to the affairs of the Company. Mr. Francis will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a business combination may require management to devote a greater period of time than they are able to. However, Mr. Francis will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential business combination targets and the negotiation and consummation of a business combination, and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a target business or is engaged in active negotiation and consummation of a business combination.

     (b) The Company is not subject to Section 16(a) of the Exchange Act.


Meetings of the Board

     Our sole director is, and always has been, Mr. Francis. As of March 29, 2002, the Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management including all agreements and stock issuances in fiscal 2001. As we only have one board member, we do not have separate or independent audit or compensation committees.

Item 10.  Executive Compensation

     Since our inception, we have paid no cash compensation to our officers or directors. John C. Francis is the sole officer and director of the Company. Mr. Francis receives no compensation for his services as the sole director and/or executive officer of the Company. Mr. Francis has loaned the Company the funds for the reasonable business expenses of the Company, including those incurred in connection with the formation of the Company, the preparation and filing of a Registration Statement on Form SB-2 under the Securities Act and the completion of the initial public offering. Mr. Francis and his affiliate will also be entitled to be reimbursed for any future reasonable business expenses of the Company, including any expenses incurred in connection with any business combination. This will include reimbursement for the cost of the personnel of Mr. Francis or his affiliates (other than Mr. Francis himself) to be inclusive of all documented costs of their employment on a reasonable hourly or daily allocation while engaged in activities on behalf of the Company.

     While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to any officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a target business. The Company does not have any incentive or stock option plan in effect.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the number and percentage of common stock (being our only voting securities) beneficially owned by each officer and director, each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to own 5% or more of our common stock, and all officers and directors as a group, as of the date of this report.

                                        Amount and
                                         Nature of             Percentage of
                                        Beneficial              Outstanding
Name                                   Ownership (1)          hares Owned (2)
----                                   -------------          ---------------
John C. Francis (3)                    3,946,667(4)                82.2%
1700 W. Horizon Ridge Parkway
Henderson, NV 89012

Snow Becker Krauss P.C. (5)               53,333(6)                 1.1%
605 Third Avenue
New York, NY 10158

Hughes Holdings LLC                      644,000(7)                18.5%
488 Madison Avenue, 8th Fl.
New York, New York  l0022

All Officers and                       4,000,000                  83.33%
Directors as a Group
(two persons)
--------------------

(1) Unless otherwise indicated, the company has been advised that all individuals listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a selling securityholder, any shares which such person has the right to acquire within 60 days are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other selling securityholder.


(2) Based on 3,600,000 shares issued and outstanding without giving effect to the potential issuance of additional common stock upon the exercise of the class A warrants.


(3) Mr. Francis is chief executive officer, president, treasurer and sole director of the company.

(4) Consists of 2,960,000 shares of common stock and 986,667 class A warrants registered in the name of Putun LLC, an entity established by Mr. Francis for estate planning purposes.

(5) This partnership consists of members of Snow Becker Krauss P.C., counsel to the company. Elliot H. Lutzker, a member of Snow Becker Krauss P.C., is secretary of the company. Mr. Lutzker owns 20,000 shares of Common Stock and 66,667 Class A Warrants and other members of Snow Becker Krauss P.C. own shares of common stock and Class A Warrants not included in the above table.


(6)  Consists of 40,000 shares of common stock and 13,333 class A warrants.

(7)  Consists of 483,000 shares of Common Stock and 161,000 class A warrants.

Item 12.  Certain Relationships and Related Transactions

     On January 19, 2000, upon the formation of the company, John C. Francis, founder and Chief Executive Officer, purchased through Putun LLC, an entity established by Mr. Francis for estate planning purposes, 2,960,000 shares of common stock from the company for an aggregate of $2,960, or $.001 per share. Mr. Francis tendered a recourse promissory note for his shares which was paid in May 2000 when we opened a bank account.

     We are renting office space, telephone and secretarial services from Falcon Financial Group LLC, at 1700 W. Horizon Ridge Parkway, Suite 202, Henderson, Nevada 89012. Our sublease is on an oral basis, and the landlord is a non-affiliated third party. Falcon is an entity controlled by our chief executive officer. We intend to pay Falcon $50 per month, which we will repay upon completion of a business combination, from the proceeds of the public offering or by the target business.

     On August 31, 2000, February 12, 2001, and April 6, 2001, we received $7,500, $2,000 and $4,000, respectively, from Putun. These loans are repayable on August 30, 2002, February 11, 2002, and April 5, 2002, respectively, and bear interest at 6% per annum. Mr. Francis has agreed in writing to extend the due date of each of the above loans as they become due, to a date 19 months from November 9, 2001, unless a business combination is earlier completed. As of December 31, 2001, we had accrued $885 in interest charges, which were unpaid.

Conflicts of Interest

     In order to minimize potential conflicts of interest relating to non arms-length transactions, (i) we will not combine with any target business in which our officers, directors or non-public stockholders, or their respective affiliates, serve as officers, directors or partners or own or hold an ownership interest, (ii) none of such persons shall receive from us or the target business or its principals any finder's fees, consulting fees or similar compensation, whether in cash, securities or otherwise, for introducing to us a target business, and (iii) our management will not negotiate or otherwise consent to the purchase of their respective common stock as a condition of or in connection with our proposed combination with a target business. There is no cap on the amount of finder's fees that we may pay.

Item 13.  Exhibits List and Reports on Form 8-K

(a)  Exhibits

    3.1     Articles of Incorporation of the registrant. (1)

    3.2     By-Laws of the registrant. (1)

    4.1     Specimen Common Share Certificate. (1)

    4.2     Specimen Class A Warrant Certificate. (1)

   10.1     Escrow Agreement. (1)

   10.2     Promissory Note made August 31, 2000. (1)

   10.3     Promissory Note made February 12, 2001. (1)

   10.4     Promissory Note made April 6, 2001. (1)

   10.5 Letter from Putun, LLC, dated August 30, 2001, extending due date of Promissory Note made August 31, 2000. (1)

   10.6 Agreement of Putun, LLC agreeing to extend due dates of Promissory Notes. (1)

--------------------
(1) Incorporated by reference from to the Company's Registration Statement on Form SB-2 (SEC File No. 333-45774), last filed on November 6, 2001.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001; however, a report on Form 8-K for February 14, 2002, reporting an event on Item 5, the completion of the initial public offering, was filed.

                                   HUNAPU INC.
                          (A Development Stage Company)


                                      INDEX

                                                                                   Page(s)

Independent Auditors' Report                                                        F-2.

Financial Statements:

   Balance Sheets as of December 31, 2001 and 2000                                  F-3.

   Statements of Operations  for the Period from  Inception  January 19, 2000 to
    December 31, 2001 (the development  stage), the Year Ended December 31, 2001
    and the Period from Inception (January 19, 2000) to December 31, 2000           F-4.

   Statement of  Shareholders'  Equity  (Deficit) for the Period from  Inception
    January 19, 2000 to December 31, 2001 (the development stage)                   F-5.

   Statements  of Cash Flows for the Period from  Inception  January 19, 2000 to
    December 31, 2001 (the development  stage), the Year Ended December 31, 2001
    and the Period from Inception (January 19, 2000) to December 31, 2000           F-6.

Notes to Financial Statements                                                       F-7.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Hunapu Inc.
Henderson, Nevada


We have audited the accompanying balance sheets of Hunapu Inc. (a development stage company), as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the cumulative period from January 19, 2000 to December 31, 2001 (the development stage), the year ended December 31, 2001 and for the period from inception (January 19, 2000) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Hunapu Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception on January 19, 2000. The Company's lack of financial resources and liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                      ------------------------
                                                      LAZAR LEVINE & FELIX LLP


New York, New York
March 15, 2002

                                   HUNAPU INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                   December 31,  December 31,
                                   - ASSETS -                          2001          2001
                                                                    --------       -------
CURRENT ASSETS:
     Cash                                                           $  2,572       $ 1,057
                                                                    --------       -------
TOTAL ASSETS                                                        $  2,572       $ 1,057
                                                                    ========       =======

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                               $  5,635       $   150
     Loan payable - shareholder (Note 3)                              13,500         7,500
                                                                    --------       -------
TOTAL CURRENT LIABILITIES                                             19,135         7,650
                                                                    --------       -------
COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 4):
     Preferred stock, $.001 par value; 8,000,000
       shares authorized, none issue                                      --            --
     Common  stock,  $.001 par  value; 40,000,000
       shares  authorized,  3,000,000 shares issued
       and outstanding                                                 3,000         3,000
     Deficit accumulated during the development stage                (19,563)       (9,593)
                                                                    --------       -------
                                                                     (16,563)       (6,593)
                                                                    --------       -------
                                                                    $  2,572       $ 1,057
                                                                    ========       =======

                             See accompanying notes

                                   HUNAPU INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                 Cumulative During the                          From Inception
                                  Development Stage           For The          (January 19, 2000)
                                 (January 19, 2000 to       Year Ended                 to
                                  December 31, 2001)     December 31, 2001     December 31, 2000
                                  ------------------     -----------------     -----------------
REVENUES                              $     --                $    --                $    --
                                      --------                -------                -------
COSTS AND EXPENSES:
     Filing fees                         2,145                    355                  1,790
     Professional fees                  11,500                  5,500                  6,000
     Other expenses                      5,033                  3,380                  1,653
     Interest expense                      885                    735                    150
                                      --------                -------                -------
                                        19,563                  9,970                  9,593
                                      --------                -------                -------
NET LOSS                              $(19,563)               $(9,970)               $(9,593)
                                      ========                =======                =======


                             See accompanying notes

                                   HUNAPU INC.
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                Deficit
                                                                                              Accumulated
                                                          Common Shares        During the    Shareholders'
                                                     ---------------------     Development      Equity
                                                       Number       Amount       Stage         (Deficit)
                                                     ---------      ------      --------       --------
At inception, January 19, 2000                              --      $   --      $     --       $     --

Issuance of common units                             3,000,000       3,000            --          3,000

Net loss for the period ended December 31, 2000             --          --        (9,593)        (9,593)
                                                     ---------      ------      --------       --------

Balance at December 31, 2000                         3,000,000       3,000        (9,593)        (6,593)

Net loss for the year ended December 31, 2001               --          --        (9,970)        (9,970)
                                                     ---------      ------      --------       --------

Balance at December 31, 2001                         3,000,000      $3,000      $(19,563)      $(16,563)
                                                     =========      ======      ========       ========


                             See accompanying notes

                                   HUNAPU INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                        Cumulative During the                          From Inception
                                                          Development Stage         For The          (January19, 2000)
                                                        (January 19, 2000 to       Year Ended                to
                                                         December 31, 2001)     December 31, 2001    December 31, 2000
                                                         ------------------     -----------------    -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(19,563)                $(9,970)            $ (9,593)
     Adjustment to reconcile net loss to net cash
      utilized by operating activities
       Increase in accrued expenses                             5,635                   5,485                  150
                                                             --------                 -------             --------
        Net cash utilized by operating activities             (13,928)                 (4,485)              (9,443)
                                                             --------                 -------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                             13,500                   6,000                7,500
     Sale of common units                                       3,000                      --                3,000
                                                             --------                 -------             --------
        Net cash provided by financing activities              16,500                   6,000               10,500
                                                             --------                 -------             --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       2,572                   1,515                1,057

     Cash and cash equivalents at beginning of period              --                   1,057                   --
                                                             --------                 -------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  2,572                 $ 2,572             $  1,057
                                                             ========                 =======             ========


                             See accompanying notes

                                   HUNAPU INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - DESCRIPTION OF COMPANY:

         Hunapu Inc., ("the Company"), was organized in the state of Nevada on January 19, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues and does not own an operating business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities.

         The Company is considered as being in the development  stage, since its
         inception,   in  accordance  with  Statement  of  Financial  Accounting
         Standards No. 7, and its year-end is December 31.

         As shown in the financial statements, the Company has incurred net losses, has negative working capital and has an accumulated deficit of $19,563 as of December 31, 2001. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company has completed an initial public offering of its securities (see Note 4 for additional information) and is currently seeking potential business opportunities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

         (a) Use of Estimates:

         In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

         (b) Statements of Cash Flows:

         For purposes of the statements of cash flows the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

                                   HUNAPU INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 - LOAN PAYABLE - SHAREHOLDER:

         On August 30, 2000, the Company borrowed $7,500 from a shareholder of the Company. As of December 31, 2000, the Company had accrued $150 in interest charges, which was unpaid. During the year ended December 31, 2001 the Company received additional loans from this shareholder in the amount of $6,000. These additional loans also bear interest at 6% per annum and as of December 31, 2001, interest accrued and unpaid aggregated $885. The due date of these loans, which was originally one year from date of receipt, have been extended to a date 19 months from November 9, 2001, unless the Company is successful in consummating a business acquisition at an earlier date.

NOTE 4 - SHAREHOLDERS' EQUITY:

         During the period ended December 31, 2000, the Company issued an aggregate of 3,000,000 units at a price of $.001 per unit, with each unit consisting of one (1) share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant, for cash proceeds of $3,000. The holder of 3 units is entitled to exercise one Class A Warrant to purchase one share of common stock at $5.00 per share.

         The Company's registration statement on Form SB-2 (No. 333-45774), was declared effective by the Securities and Exchange Commission on November 9, 2001. The Company registered 800,000 shares of its common stock. On February 14, 2002, the company completed the sale of 600,000 units (each unit consisting of one (1) share of common stock and one-third (1/3) Class A Redeemable Common Stock Purchase Warrant) at a per unit price of $.03 for gross proceeds of $18,000.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on the 29th day of March, 2002.

                                            HUNAPU INC.


                                            By: /s/ John C. Francis
                                               ------------------------------
                                               John C. Francis
                                               President and Treasurer


     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title                        Date
---------                           -----                        ----
                                    President, Treasurer         March 29, 2002
/s/ John C. Francis
---------------------
John C. Francis                     (Principal Executive
                                    Officer and Chief
                                    Financial Officer) and
                                    Chairman of the Board