Form 10QSB
period 2002-03-31
HUNAPU INC
filed 2002-05-16
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: March 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

                        Commission file number: 333-45774

                                  Hunapu, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                                88-0462762
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                   1700 West Horizon Ridge Parkway - Suite 202
                             Henderson, Nevada 89012
                    (Address of principal executive offices)

                                 (704) 614-1750
                           (Issuer's telephone number)

                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 14,500,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 3, 2002.

                                  Hunapu, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2002

                                Table of Contents

                                                                                          Page
                                                                                          ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001...............      3
   Statements of Operations Cumulative During the Development Stage (January 19,
     2000 to March 31, 2002) and for the Three Months Ended March 31, 2002 and
     2001 (Unaudited)..................................................................      4
   Statements of Cash Flows Cumulative During the Development Stage (January 19,
     2000 to March 31, 2002) and for the Three Months Ended March 31, 2002 and
     2001 (Unaudited)..................................................................      5
   Notes to Interim Financial Statements (Unaudited)...................................      6
Item 2.  Management's Discussion and Analysis or Plan of Operation.....................      8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.............................................................     10
Item 2.  Changes in Securities.........................................................     10
Item 3.  Defaults Upon Senior Securities...............................................     11
Item 4.  Submission of Matters to a Vote of Security Holders...........................     11
Item 5.  Other Information.............................................................     11
Item 6.  Exhibits and Reports on Form 8-K..............................................     11

Signatures.............................................................................     12

Exhibit Index..........................................................................     13

                                  Hunapu, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                               March 31,     December 31,
                                                                                 2002            2001
                                                                              -----------    ------------
                                                                              (Unaudited)
                                               - ASSETS -

CURRENT ASSETS:
   Cash ..................................................................      $ 19,436       $  2,572
                                                                                --------       --------
     Total assets ........................................................      $ 19,436       $  2,572
                                                                                ========       ========

                             - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses ......................................................      $  5,838       $  5,635
   Loan payable - stockholder (Note 2) ...................................        13,500         13,500
                                                                                --------       --------
     Total current liabilities ...........................................        19,338         19,135
                                                                                --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
   Preferred stock, $.001 par value; 8,000,000 shares authorized,
     none issued .........................................................            --             --
   Common stock, $.001 par value; 40,000,000 shares authorized,
     14,400,000 and 3,000,000 shares issued and outstanding at 2002 and
     2001, respectively ..................................................        14,400          3,000
   Additional paid-in capital ............................................         6,600             --
   Deficit accumulated during the development stage ......................       (20,902)       (19,563)
                                                                                --------       --------
       Total stockholders' equity (deficit) ..............................            98        (16,563)
                                                                                --------       --------
       Total liabilities and stockholders' equity (deficit) ..............      $ 19,436       $  2,572
                                                                                ========       ========

    The accompanying notes are an integral part of these financial statements

                                  Hunapu, Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                     Cumulative
                                                     During the
                                                  Development Stage      For the Three Months Ended
                                                  (January 19, 2000               March 31,
                                                         to            -------------------------------
                                                   March 31, 2002)         2002               2001
                                                  -----------------    ------------       ------------
REVENUES .....................................      $         --       $         --       $         --
                                                    ------------       ------------       ------------

COSTS AND EXPENSES:
   Filing fees ...............................             2,230                 85                355
   Professional fees .........................            12,526              1,026                 --
   Other expenses ............................             5,059                 26              1,688
   Interest expense ..........................             1,087                202                127
                                                    ------------       ------------       ------------
                                                          20,902              1,339              2,170
                                                    ------------       ------------       ------------

NET LOSS .....................................      $    (20,902)      $     (1,339)      $     (2,170)
                                                    ============       ============       ============

LOSS PER SHARE:
   Basic and diluted .........................      $        .00       $        .00       $        .00
                                                    ============       ============       ============
   Weighted average number of common shares
     outstanding .............................        12,137,828         13,200,000         12,000,000
                                                    ============       ============       ============

    The accompanying notes are an integral part of these financial statements

                                  Hunapu, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                        Cumulative
                                                        During the
                                                     Development Stage  For the Three Months Ended
                                                     (January 19, 2000               March 31,
                                                            to          --------------------------
                                                      March 31, 2002)       2002           2001
                                                     -----------------    --------       -------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................      $(20,902)        $ (1,339)      $(2,170)
   Adjustment to reconcile net loss to net cash
     utilized by operating activities -
     Increase in accrued expenses .................         5,838              203           128
                                                         --------         --------       -------
       Net cash utilized by operating activities ..       (15,064)          (1,136)       (2,042)
                                                         --------         --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from officers' loans ..................        13,500               --         2,000
   Sale of common units ...........................        21,000           18,000            --
                                                         --------         --------       -------
       Net cash provided by financing activities ..        34,500           18,000         2,000
                                                         --------         --------       -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...............................        19,436           16,864           (42)
Cash and cash equivalents at beginning of
   period .........................................            --            2,572           557
                                                         --------         --------       -------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD ......................................      $ 19,436         $ 19,436       $   515
                                                         ========         ========       =======

    The accompanying notes are an integral part of these financial statements

                                  Hunapu, Inc.
                          (A Development Stage Company)

                      Notes to Interim Financial Statements
                                 March 31, 2002
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Hunapu, Inc. (the "Company") was organized in the state of Nevada on January 19, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues and does not own an operating business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year end is December 31.

NOTE 2 - LOAN PAYABLE - STOCKHOLDER:

On August 30, 2000, the Company borrowed $7,500 from a stockholder of the Company and received an additional $6,000 in loans from this stockholder during 2001. These loans bear interest at 6% per annum and are repayable nineteen months from November 9, 2001. Interest accrued and unpaid aggregated $1,088 as of March 31, 2002.

NOTE 3 - STOCKHOLDERS' EQUITY:

As of December 31, 2000, the Company issued an aggregate of 3,000,000 units at a price of $.001 per unit, with each unit consisting of one share of common stock and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant, for cash proceeds of $3,000. Each full Class A Warrant entitles its holder to purchase one share of common stock at $5.00 per share.

The Company's registration statement on Form SB-2 (No. 333-45774) was declared effective by the Securities and Exchange Commission on November 9, 2001. The Company registered 800,000 shares of its common stock. On February 14, 2002, the company completed the sale of 600,000 units (each unit consisting of one share of common stock and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant) at a per unit price of $.03 for gross proceeds of $18,000. As a blank check company with no operating business, in accordance with SEC rules, all of the units sold and the proceeds therefrom are being held in escrow.

On April 15, 2002, the number of issued and outstanding shares was increased by the declaration of a 300% stock dividend (so that there would be four shares outstanding for each share previously outstanding). The additional 10,800,000 shares have been retroactively reflected for all periods presented.

                                  Hunapu, Inc.
                          (A Development Stage Company)

                      Notes to Interim Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

NOTE 4 - SUBSEQUENT EVENT - PLAN OF MERGER:

On May 10, 2002, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Classic Healthcare Solutions, Inc., a New York corporation ("CHSI"), and Critical Home Care, Inc., a Delaware corporation ("CHCI"). Pursuant to the terms of the Merger Agreement, (a) the Company will issue an aggregate of 3,959,200 shares of common stock, to the existing stockholders of CHCI, a newly formed entity. The stockholders of CHCI will exchange all of their shares of CHCI for Company common stock and CHCI will become a wholly-owned subsidiary of the Company; (b) the Company will issue an aggregate of 3,600,000 shares of common stock to the shareholders of CHSI (representing approximately 23% of the 10,969,200 outstanding shares after such issuances); (c) the principal stockholder of the Company shall retire 11,090,000 of the 11,840,000 shares of Company common stock currently held by such person, and (d) CHCI will merge with and into CHSI (the "Merger"). CHSI will be the surviving corporation and a wholly owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Hunapu, Inc.

Introductory Comment - Forward-Looking Statements.

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10- QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2001, our prospectus, dated November 9, 2001, and our other filings with the SEC. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

We are currently in the development stage. We have no operating business, and all our activities since inception have been related to our formation and completing our initial public offering in which we raised $18,000 of gross proceeds from the sale of all 600,000 units that were sold. Our ability to continue operations is contingent upon completing a business combination. To date, we have not incurred any material costs or expenses other than those associated with formation of the company and our public offering. On February 14, 2002, we completed our initial public offering. Pursuant to Rule 419 under the Securities Act, the gross proceeds from the offering of $18,000 are being held in escrow and, as of March 31, 2002, we had cash on hand of $19,436 including such escrowed funds. Funds to pay for offering expenses were loaned to us by our chief executive officer, who, through his estate planning entity, had loaned $13,500 to us as of December 31, 2001. We will use the net proceeds of the offering, together with the income and interest earned thereon, if any, to repay our indebtedness to our chief executive officer and to pay expenses in connection with effecting a business combination. We do not have discretionary access to any income on the monies in the escrow account and stockholders will not receive any distribution of the income or have any ability to direct the use or distribution of any such income. Thus, any such income will cause the amount in escrow to increase. Although we are entitled to request that up to 10% of the proceeds held in escrow be released to us to pay the costs of evaluating potential business combinations, we do not intend to do so. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since the role of present management after a business combination is uncertain, we cannot determine what remuneration, if any, will be paid to present management after a business combination.

If we do not complete a business combination within eighteen months from the date of the commencement of the offering, the escrow agent will return the escrowed funds to the investors on a proportionate basis, with interest, if any, in accordance with SEC Rule 419.

We have entered into an Agreement and Plan of Merger, dated as of May 10, 2002, with Classic Healthcare Solutions, Inc. and Critical Home Care Inc. The agreement calls for our acquisition of Classic Healthcare and Critical Home Care for an aggregate of 7,559,200 shares of our common stock and the retirement of 11,090,000 shares of our common stock owned by our current president, John C. Francis. Classic Healthcare and Critical Home Care are suppliers to the home medical equipment market for the New York City metropolitan area. We intend to operate as a supplier to the home medical equipment market if we complete the transactions contemplated by the acquisition agreement.

The closing of the transactions contemplated by the acquisition agreement is conditioned upon a number of factors, including satisfactory due diligence reviews, our filing and causing to become effective a post-effective amendment to our registration statement on Form SB-2 in compliance with SEC Rule 419, stockholder approval and our common stock becoming available for quotation on the NASD OTC Bulletin Board. The proceeds from our offering currently held in escrow will be released to us, and the securities sold in the offering will be released to the purchasers in the offering, if we close the transactions contemplated by the acquisition agreement, our post-effective amendment to our registration statement is declared effective and a sufficient number of purchasers in the offering reconfirm their investment in our company. No assurance can be given that the due diligence reviews contemplated by the acquisition agreement will be completed satisfactorily, that our post-effective amendment to our registration statement will be declared effective by the SEC, that a sufficient number of purchasers in the offering will reconfirm their investments in our company or that all other conditions necessary to close the transactions contemplated by the acquisition agreement will be successfully completed and that we will acquire Classic Healthcare and Critical Home Care.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2. Changes in Securities.

We filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 on September 14, 2000 (Commission file number: 333-45774) in connection with our initial public offering. The SEC declared the Form SB-2 effective on November 9, 2001.

We registered a total of 600,000 units under the Form SB-2 for public sale at $0.03 per unit. On February 14, 2002, we completed the sale of 600,000 units at a per unit price of $.03 for gross proceeds of $18,000. Each unit consists of one share of our common stock and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant. Each Class A warrant entitles its holder to purchase one share of our common stock. The Class A Warrants are exercisable for four years from November 9, 2001, subject to earlier redemption, at an exercise price of $5.00 per share. We offered the units on a self underwritten, all-or-none basis. All of the units were offered for our account. There were no units offered for sale for the account of any selling securityholder.

The following sets forth, for the period commencing on the effective date of the Form SB-2 through March 31, 2002, the types and amounts of expenses we incurred in connection with the issuance and distribution of the units registered in the Form SB-2. None of such expenses were incurred to, nor were payments of such expenses made to, directly or indirectly, any (a) of our directors, officers or their affiliates, (b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates. However, as we borrowed funds from our president in order to pay certain of such expenses, we will repay our indebtedness to this officer from the proceeds of the offering upon release to us, if ever, from escrow of the offering proceeds in accordance with SEC Rule 419.

Type of Expense                                                          Amount
---------------                                                        ---------
Legal fees ....................................................        $6,350.57
Accounting fees ...............................................         3,750.00
Escrow agent fees .............................................           500.00
Printing costs ................................................         3,823.00
Transfer agent fees ...........................................             0.00

Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

Exhibit
Number        Description
-------       -----------
  10.1        Agreement and Plan of Merger, dated as of May 10, 2002, among
              Hunapu, Inc., Classic Healthcare Solutions, Inc. and Critical
              Home Care Inc. [Incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K (Date of Report: May 10, 2002) of Hunapu, Inc. filed with the Securities and Exchange
              Commission on May 14, 2002 (Commission File Number:
              333-45774).]

(b)   Reports on Form 8-K.

On May 14, 2002, we filed a Current Report on Form 8-K (Date of Report: May 10,
2002), reporting, as an Item 5 event, our entering into an Agreement and Plan of Merger, dated as of May 10, 2002, among Hunapu, Inc., Classic Healthcare Solutions, Inc. and Critical Home Care Inc., pursuant to which we intend to acquire Classic Healthcare Solutions, Inc. and Critical Home Care Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2002              Hunapu, Inc.


                                 By:         /s/ John C. Francis
                                     ------------------------------------
                                      John C. Francis, President and Treasurer
                                            (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                                  Hunapu, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2002

                                  EXHIBIT INDEX

Exhibit
Number        Description
-------       -----------
  10.1        Agreement and Plan of Merger, dated as of May 10, 2002, among
              Hunapu, Inc., Classic Healthcare Solutions, Inc. and Critical
              Home Care Inc. [Incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K (Date of Report: May 10, 2002) of Hunapu, Inc. filed with the Securities and Exchange
              Commission on May 14, 2002 (Commission File Number:
              333-45774).]