Form 10QSB
period 2002-06-30
HUNAPU INC
filed 2002-08-14
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: June 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

                        Commission file number: 333-45774

                                   Hunapu Inc.
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 12,100,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of August 8, 2002.

                                   Hunapu Inc.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2002

                                Table of Contents

                                                                                                               Page
                                                                                                               ----
PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001...................................        3
   Statements of Operations Cumulative During the Development Stage (January 19, 2000 to June 30,
     2002) and for the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)......................        4
   Statements of Cash Flows Cumulative During the Development Stage (January 19, 2000 to June 30,
     2002) and for the Six Months Ended June 30, 2002 and 2001 (Unaudited)................................        5
   Notes to Interim Financial Statements (Unaudited)......................................................        6
Item 2.  Management's Discussion and Analysis or Plan of Operation........................................        8

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................................................       10
Item 2.  Changes in Securities............................................................................       10
Item 3.  Defaults Upon Senior Securities..................................................................       10
Item 4.  Submission of Matters to a Vote of Security Holders..............................................       10
Item 5.  Other Information................................................................................       10
Item 6.  Exhibits and Reports on Form 8-K.................................................................       11

Signatures................................................................................................       12

Exhibit Index.............................................................................................       13

                         PART II. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   Hunapu Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                   June 30,      December 31,
                                                                                     2002           2001
                                                                                   --------      ------------
                                                                                  (Unaudited)
                                   - ASSETS -

CURRENT ASSETS:
   Cash                                                                            $  1,898       $  2,572
                                                                                   --------       --------
TOTAL CURRENT ASSETS                                                                  1,898          2,572

OTHER ASSETS:
   Cash held in escrow (Note 3)                                                      18,000             --
                                                                                   --------       --------

                                                                                   $ 19,898       $  2,572
                                                                                   ========       ========

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                                          $ 24,071       $  5,635
   Loan payable - shareholder (Note 2)                                               16,500         13,500
                                                                                   --------       --------
TOTAL CURRENT LIABILITIES                                                            40,571         19,135
                                                                                   --------       --------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
   Preferred stock, $.001 par value; 8,000,000 shares authorized, none issued            --             --
   Common stock, $.001 par value; 40,000,000 shares authorized, 12,100,000 and 3,000,000 shares issued and outstanding at 2002 and 2001,
     respectively                                                                    12,100          3,000
   Additional paid-in capital                                                         2,900             --
   Deficit accumulated during the development stage                                 (35,673)       (19,563)
                                                                                   --------       --------
                                                                                    (20,673)       (16,563)
                                                                                   --------       --------
                                                                                   $ 19,898       $  2,572
                                                                                   ========       ========

                             See accompanying notes.

                                   Hunapu Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)


                                          Cumulative
                                           During the
                                          Development
                                            Stage                 For the Three Months                     For the Six Months
                                          (January 19,                Ended June 30,                         Ended June 30,
                                             2000 to         -------------------------------       -------------------------------
                                         June 30, 2002)           2002               2001               2002               2001
                                          ------------       ------------       ------------       ------------       ------------

REVENUES                                  $         --       $         --       $         --       $         --       $         --
                                          ------------       ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
   Filing fees                                   2,230                 --                 --                 85                355
   Professional fees                            26,720             14,194                750             15,220                750
   Other expenses                                5,396                337                942                363              2,630
   Interest expense                              1,327                240                473                442                600
                                          ------------       ------------       ------------       ------------       ------------
                                                35,673             14,771              2,165             16,110              4,335
                                          ------------       ------------       ------------       ------------       ------------

NET LOSS                                  $    (35,673)      $    (14,771)      $     (2,165)      $    (16,110)      $     (4,335)
                                          ============       ============       ============       ============       ============

LOSS PER SHARE
   Basic and Diluted                      $         --       $         --       $         --       $         --       $         --
                                          ============       ============       ============       ============       ============
   Weighted average number of common
     shares outstanding (Note 3)            12,002,130         12,020,873         12,000,000         12,000,224         12,000,000
                                          ============       ============       ============       ============       ============

                             See accompanying notes.

                                   Hunapu Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                             Cumulative
                                                             During the
                                                         Development Stage     For the Six Months
                                                            (January 19,          Ended June 30,
                                                              2000 to        ----------------------
                                                           June 30, 2002)       2002          2001
                                                           --------------    --------       -------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(35,673)      $(16,110)      $(4,335)
   Compensatory shares                                           3,000          3,000            --
   Adjustment to reconcile net loss to net cash utilized
     by operating activities
     Increase in accrued expenses                               15,071          9,436         1,100
                                                              --------       --------       -------
       Net cash utilized by operating activities               (17,602)        (3,674)       (3,235)
                                                              --------       --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from officers' loans                                16,500          3,000         6,000
   Net proceeds from sale of common units                       21,000         18,000            --
                                                              --------       --------       -------
       Net cash provided by financing activities                37,500         21,000         6,000
                                                              --------       --------       -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         19,898         17,326         2,765
   Cash and cash equivalents at beginning of period                 --          2,572           557
                                                              --------       --------       -------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                  $ 19,898       $ 19,898       $ 3,322
                                                              ========       ========       =======

                             See accompanying notes.

                                   HUNAPU INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Hunapu Inc. (the "Company") was organized in the state of Nevada on January 19, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues and does not own an operating business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

NOTE 2 - LOAN PAYABLE - STOCKHOLDER:

On August 30, 2000, the Company borrowed $7,500 from a shareholder of the Company and received an additional $6,000 in loans from this shareholder during 2001. These loans bear interest at 6% per annum and the shareholder has extended the due date of these loans to the earlier of June 9, 2003 or the completion of a business acquisition (see Note 4). In April 2002, this shareholder advanced an additional $3,000 which amount is repayable on August 19, 2002. Interest accrued and unpaid on all loans aggregated $1,328 as of June 30, 2002.

NOTE 3 - STOCKHOLDERS' EQUITY:

As of December 31, 2000, the Company issued an aggregate of 3,000,000 units at a price of $.001 per unit, with each unit consisting of one (1) share of common stock and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant, for cash proceeds of $3,000. Each full Class A warrant entitles its holder to purchase one share of common stock at $5.00 per share.

The Company's registration statement on Form SB-2 (No. 333-45774) was declared effective by the Securities and Exchange Commission (the "SEC") on November 9, 2001. The Company registered 800,000 shares of its common stock for public sale under the registration statement, including 200,000 shares issuable upon exercise of the warrants underlying the units. On February 14, 2002, the Company completed the sale of 600,000 units at a per unit price of $.03 for gross proceeds of $18,000. As a blank check company, in accordance with SEC rules, all of the units sold and the proceeds therefrom are being held in escrow. If the Company does not complete a business combination prior to May 8, 2003, such proceeds, and accrued interest, will be returned to the investors and the underlying securities canceled. Accordingly, these contingently issuable shares are not considered outstanding in the calculation of earnings per share.

On April 15, 2002, the number of issued and outstanding shares was increased by the declaration of a 300% stock dividend (so that there would be four shares outstanding for each share previously outstanding). The additional 10,800,000 shares have been retroactively reflected in calculating earnings (loss) per share for all periods presented.

                                   HUNAPU INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)
                                   (Continued)

NOTE 4 - PLAN OF MERGER:

The Company entered into an Agreement and Plan of Merger with Critical Home Care, Incorporated and Classic Healthcare Solutions, Inc. in May 2002. The acquisition agreement was amended and restated in July 2002. Under the restated acquisition agreement, the Company is to acquire Critical Home Care, the parent of Classic Healthcare, subject to specified conditions and terms set forth in the agreement. Critical Home Care's sole material asset is its 100% ownership interest in Classic Healthcare. The acquisition transaction will be structured as a triangular merger of Critical with and into a wholly-owned subsidiary the Company formed specifically for the transaction. The consideration to be paid by the Company in acquiring Critical Home Care, and thereby Classic Healthcare, will consist of:

o the issuance of 7,686,279 shares of Company common stock to the stockholders of Critical Home Care at the effective time of the acquisition transaction; and

o the issuance of a minimum of 1,000,000 and up to a maximum of 4,106,667 shares of Company common stock to the holders of convertible notes of Classic Healthcare at the effective time of the acquisition transaction.

A condition to closing the acquisition transaction is the surrender for cancellation of 11,090,000 shares of the Company's common stock, currently owned by the Company's Chief Executive Officer.

Item 2. Management's Discussion and Analysis or Plan of Operation

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Hunapu Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward- looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2001, our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002, our prospectus, dated November 9, 2001, and our other filings with the SEC. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

We are currently in the development stage. We have no operating business, and all our activities since inception have been related to our formation and completing our initial public offering in which we raised $18,000 of gross proceeds from the sale of all 600,000 units that were sold. Our ability to continue operations is contingent upon completing a business combination. To date, we have not incurred any material costs or expenses other than those associated with formation of the company and our public offering that was completed on February 14, 2002. Pursuant to Rule 419 under the Securities Act, the gross proceeds from the offering of $18,000 are being held in escrow and, as of June 30, 2002, we had cash on hand of $19,898 including such escrowed funds. Funds to pay for offering expenses were loaned to us by an affiliate of our chief executive officer, his estate planning entity. This estate planning entity has loaned an aggregate of $16,500 to us as of June 30, 2002. We will use the net proceeds of the offering, together with the income and interest earned thereon, if any, to repay our indebtedness to this affiliate of our chief executive officer and to pay expenses in connection with effecting a business combination. We do not have discretionary access to any income on the monies in the escrow account and stockholders will not receive any distribution of the income or have any ability to direct the use or distribution of any such income. Thus, any such income will cause the amount in escrow to increase. Although we are entitled to request that up to 10% of the proceeds held in escrow be released to us to pay the costs of evaluating potential business combinations, we do not intend to do so. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since the role of present management after a business combination is uncertain, we cannot determine what remuneration, if any, will be paid to present management after a business combination.

If we do not complete a business combination within eighteen months from the date of the commencement of the offering, the escrow agent will return the escrowed funds to the investors on a proportionate basis, with interest, if any, in accordance with SEC Rule 419.

Plan of Merger

We entered into a Restated Agreement and Plan of Merger, dated as of July 3, 2002, with Critical Home Care Inc. The agreement calls for our acquisition of Critical Home Care and its subsidiary, Classic Healthcare, Inc., for an aggregate of between 8,686,279 and 11,792,946 shares of our common stock and the retirement of 11,090,000 shares of our common stock owned by our current president, John C. Francis. Classic Healthcare is a supplier to the home medical equipment market for the New York City metropolitan area. We intend to operate Classic Healthcare as a wholly-owned subsidiary, upon completion of the transactions contemplated by the acquisition agreement.

The closing of the transactions contemplated by the acquisition agreement is conditioned upon a number of factors, including satisfactory due diligence reviews, regulatory approvals, as necessary, our filing and causing to become effective a post-effective amendment to our registration statement on Form SB-2 in compliance with SEC Rule 419 and our common stock becoming available for quotation on the NASD OTC Bulletin Board. The proceeds from our offering currently held in escrow will be released to us, and the securities sold in the offering will be released to the purchasers in the offering, if we close the transactions contemplated by the acquisition agreement, our post-effective amendment to our registration statement is declared effective and a sufficient number of purchasers in the offering reconfirm their investment in our company. No assurance can be given that the due diligence reviews contemplated by the acquisition agreement will be completed satisfactorily, that our post-effective amendment to our registration statement will be declared effective by the SEC, that a sufficient number of purchasers in the offering will reconfirm their investments in our company or that all other conditions necessary to close the transactions contemplated by the acquisition agreement will be successfully completed and that we will acquire Classic Healthcare.

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

The following sets forth, for the period commencing on the effective date of the Form SB-2 through June 30, 2002, the types and amounts of expenses we incurred in connection with the issuance and distribution of the units registered in the Form SB-2. None of such expenses were incurred to, nor were payments of such expenses made to, directly or indirectly, any (a) of our directors, officers or their affiliates, (b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates. However, as we borrowed funds from our president in order to pay certain of such expenses, we will repay our indebtedness to this officer from the proceeds of the offering upon release to us, if ever, from escrow of the offering proceeds in accordance with SEC Rule 419.

         Type of Expense                                     Amount of Expense
         ---------------                                     -----------------
         SEC registration filing fee.....................       $ 1,605.00
         Legal fees......................................         6,350.57
         Accounting fees.................................         3,750.00
         Printing costs..................................         3,823.00
         Escrow agent fee................................           500.00
         Miscellaneous fees and expenses.................         1,971.43
                                                                ----------
              Total expenses.............................       $18,000.00
                                                                ==========

Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

  Exhibit
  Number    Description
  ------    -----------

   10.1 Agreement and Plan of Merger, dated as of May 10, 2002, among Hunapu, Inc., Classic Healthcare Solutions, Inc. and Critical Home Care Inc. *

   99.1     Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

----------
*     Incorporated by reference. See Exhibit Index on page 13.

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

Dated:  August 14, 2002         Hunapu, Inc.


                                By:             /s/ John C. Francis
                                    -------------------------------------------
                                     John C. Francis, President and Treasurer
                                           (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                  Hunapu, Inc.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2002

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
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

   99.1     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.