Form 10QSB
period 2002-09-30
HUNAPU INC
filed 2002-11-14
CIK 1123458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _________ to __________

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

                                 (702) 614-1750
                           (Issuer's telephone number)

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 14,500,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 12, 2002.

                                   Hunapu Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2002

                                Table of Contents


                                                                                                               Page
                                                                                                               ----
PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001................................      3
   Statements of Operations Cumulative During the Development Stage (January 19, 2000 to September
     30, 2002) and for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)..............      4
   Statements of Cash Flows Cumulative During the Development Stage (January 19, 2000 to September
     30, 2002) and for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)........................      5
   Notes to Interim Financial Statements (Unaudited)........................................................      6
Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................      8
Item 3.  Controls and Procedures............................................................................      9

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................................................     10
Item 2.  Changes in Securities..............................................................................     10
Item 3.  Defaults Upon Senior Securities....................................................................     10
Item 4.  Submission of Matters to a Vote of Security Holders................................................     10
Item 5.  Other Information..................................................................................     11
Item 6.  Exhibits and Reports on Form 8-K...................................................................     11

SIGNATURES..................................................................................................     12

CERTIFICATION...............................................................................................     13

EXHIBIT INDEX...............................................................................................     14

                         PART II. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   Hunapu Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                 September 30,       December 31,
                                                                                     2002                2001
                                                                                ---------------    ----------------
                                                                                  (Unaudited)
                                   - ASSETS -

CURRENT ASSETS:

Cash                                                                            $        1,360     $         2,572
                                                                                ---------------    ----------------
   Total current assets                                                                  1,360               2,572

OTHER ASSETS:

Cash held in escrow (Note 3)                                                            18,000                  --
                                                                                ---------------    ----------------
                                                                                $       19,360     $         2,572
                                                                                ===============    ================

               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accrued expenses and other liabilities                                          $       27,468     $         5,635
Loan payable - stockholder (Note 2)                                                     16,500              13,500
                                                                                ---------------    ----------------
   Total current liabilities                                                            43,968              19,135
                                                                                ---------------    ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
Preferred stock, $.001 par value; 8,000,000 shares authorized, none issued                  --                  --
Common stock, $.001 par value; 40,000,000 shares authorized, 14,500,000
   and 3,000,000 shares issued and outstanding at 2002 and 2001, respectively           14,500               3,000
Additional paid-in capital                                                               2,900                  --
Deficit accumulated during the development stage                                       (42,008)            (19,563)
                                                                                ---------------    ----------------
                                                                                       (24,608)            (16,563)
                                                                                ---------------    ----------------
                                                                                $       19,360     $         2,572
                                                                                ===============    ================



                             See accompanying notes.

                                   Hunapu Inc.
                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)

                                                 Cumulative
                                                 During the
                                                 Development
                                               Stage (January       For the Three Months            For the Nine Months
                                                 19, 2000 to         Ended September 30,            Ended September 30,
                                                  September     -----------------------------  ----------------------------
                                                  30, 2002)          2002           2001           2002            2001
                                               ---------------  -------------   -------------  -------------  -------------
REVENUES                                       $           --   $         --    $         --   $         --   $         --
                                               ---------------  -------------   -------------  -------------  ------------

COSTS AND EXPENSES:
Filing fees                                             4,630          2,400              --          2,485            355
Professional fees                                      30,219          3,499           2,500         18,719          3,250
Other expenses                                          5,584            188             500            551          3,130
Interest expense                                        1,575            248             205            690            805
                                               ---------------  -------------   -------------  -------------  -------------
                                                       42,008          6,335           3,205         22,445          7,540
                                               ---------------  -------------   -------------  -------------  -------------

NET LOSS                                       $      (42,008)  $     (6,335)   $     (3,205)  $    (22,445)  $     (7,540)
                                               ===============  =============   =============  =============  =============

LOSS PER SHARE:
Basic and diluted                              $           --   $         --    $         --   $         --   $         --
                                               ===============  =============   =============  =============  =============
Weighted average number of common
     shares outstanding (Note 3)                   12,017,480     12,100,000      12,000,000     12,011,013     12,000,000
                                               ===============  =============   =============  =============  =============



                             See accompanying notes.

                                   Hunapu Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (Unaudited)

                                                           Cumulative
                                                           During the
                                                        Development Stage             For the Nine Months
                                                        (January 19, 2000              Ended September 30,
                                                          to September       --------------------------------------
                                                            30, 2002)               2002                2001
                                                       ------------------    ------------------  ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $         (42,008)    $         (22,445)  $          (7,540)
Compensatory shares                                                3,000                 3,000                  --
Adjustment to reconcile net loss to net cash utilized
   by operating activities -
   Increase in accrued expenses                                   20,868                15,233               4,305
                                                       ------------------    ------------------  ------------------
     Net cash utilized by operating activities                   (18,140)               (4,212)             (3,235)
                                                       ------------------    ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from officers' loans                                     16,500                 3,000               6,000
Net proceeds from sale of common units                            21,000                18,000                  --
                                                       ------------------    ------------------  ------------------
     Net cash provided by financing activities                    37,500                21,000               6,000
                                                       ------------------    ------------------  ------------------
Net increase in cash and cash equivalents                         19,360                16,788               2,765
Cash and cash equivalents at beginning of period                      --                 2,572                 557
                                                       ------------------    ------------------  ------------------
Cash and cash equivalents at end of period             $          19,360     $          19,360   $           3,322
                                                       ==================    ==================  ==================



                             See accompanying notes.

                                   HUNAPU INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY:

Hunapu Inc. (the "Company") was organized in the state of Nevada on January 19, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues, does not own an operating business and has no specific business plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle.

The accounting policies followed by the Company are set forth in Note 2 to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2001. Specific reference is made to this annual report for a description of the Company's securities and the notes to the financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations for the three- and nine-month periods ended September 30, 2002 and 2001 and its cash flows for the nine-month periods ended September 30, 2002 and 2001.

The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

NOTE 2 - LOAN PAYABLE - STOCKHOLDER:

On August 30, 2000, the Company borrowed $7,500 from a stockholder of the Company and received an additional $6,000 in loans from this stockholder during 2001and a further $3,000 in April 2002. These loans bear interest at 6% per annum and the stockholder has extended the due date of these loans to the earlier of June 9, 2003 or the completion of a business acquisition. Interest accrued and unpaid on all loans aggregated $1,576 as of September 30, 2002.

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

The Company's Registration Statement on Form SB-2 (No. 333-45774) (the "Registration Statement") was declared effective by the Securities and Exchange Commission (the "SEC") on November 9, 2001. The Company registered 800,000 shares of its common stock for public sale under the Registration Statement, including 200,000 shares issuable upon exercise of the Class A warrants underlying the units. On February 14, 2002, the Company completed the sale of 600,000 units pursuant to the Registration Statement, at a per unit price of $.03, for gross

                                   HUNAPU INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Continued)


proceeds of $18,000. As a blank check company, all of the units so sold and the proceeds from such sale are being held in escrow, in accordance with SEC rules. If the Company does not complete a business combination prior to May 8, 2003, such proceeds, and accrued interest, will be returned to the investors and the underlying securities canceled. Accordingly, these contingently issued shares are not considered outstanding in the calculation of earnings per share.

On April 15, 2002, the number of issued and outstanding shares was increased by the declaration of a 300% stock dividend (so that there would be four shares outstanding for each share previously outstanding). The additional 10,800,000 shares have been retroactively reflected in calculating earnings (loss) per share for all periods presented.

NOTE 4 - PLAN OF MERGER:

The Company entered into an Agreement and Plan of Merger, dated as of May 10, 2002 (the "Critical/Classic Agreement"), with Critical Home Care, Incorporated and Classic Healthcare Solutions, Inc. The Critical/Classic Agreement was amended and restated, under an agreement dated as of July 3, 2002. Under the restated Critical/Classic Agreement, the Company was to acquire Critical Home Care, the parent of Classic Healthcare, subject to specified conditions and terms set forth in the restated Critical/Classic Agreement. Critical Home Care's sole material asset is its 100% ownership interest in Classic Healthcare.

The Company determined not to proceed with the acquisition transaction contemplated by the restated Critical/Classic Agreement and entered into a Termination and Settlement Agreement, dated as of September 6, 2002, among John
C. Francis, Putun LLC, Hunapu Inc., Critical Acquisition Corp., Critical Home Care, Inc., David S. Bensol, Bradley D. Smith and Snow Becker Krauss P.C., whereby the parties to the restated Critical/Classic Agreement mutually agreed to abandon the proposed acquisition transaction.

Item 2. Management's Discussion and Analysis or Plan of Operation

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Hunapu Inc.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2001, our Quarterly Reports on Form 10-QSB for the quarters ended March 31, and June 30, 2002, our prospectus, dated November 9, 2001, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

We are currently in the development stage. We have no operating business, and all our activities since inception have been related to our formation and completing our initial public offering in which we raised $18,000 of gross proceeds from the sale of all 600,000 units that were sold. Our ability to continue operations is contingent upon completing a business combination. To date, we have not incurred any material costs or expenses other than those associated with formation of the company and our public offering that was completed on February 14, 2002. Pursuant to Rule 419 under the Securities Act, the gross proceeds from the offering of $18,000 are being held in escrow and, as of September 30, 2002, we had cash on hand of $19,360, including such escrowed funds. Funds to pay for offering expenses were loaned to us by an affiliate of our chief executive officer, his estate planning entity. This estate planning entity has loaned an aggregate of $16,500 to us as of September 30, 2002. We will use the net proceeds of the offering, together with the income and interest earned thereon, if any, to repay our indebtedness to this affiliate of our chief executive officer and to pay expenses in connection with effecting a business combination. We do not have discretionary access to any income on the monies in the escrow account and stockholders will not receive any distribution of the income or have any ability to direct the use or distribution of any such income. Thus, any such income will cause the amount in escrow to increase. Although we are entitled to request that up to 10% of the proceeds held in escrow be released to us to pay the costs of evaluating potential business combinations, we do not intend to do so. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since the role of present management after a business combination is uncertain, we cannot determine what remuneration, if any, will be paid to present management after a business combination.

If we do not complete a business combination within eighteen months from the date of the commencement of the offering, the escrow agent will return the escrowed funds to the investors on a proportionate basis, with interest, if any, in accordance with SEC Rule 419.

Plan of Merger

We have determined not to proceed with the transactions contemplated by the Restated Merger Agreement and Plan of Merger, dated as of July 3, 2002, among us, Critical Acquisition Corp., Critical Home Care, Incorporated and certain of our stockholders and certain stockholders of Critical Home Care. As a result of this determination, we have mutually agreed with the other parties to the restated merger agreement to abandon the transactions contemplated by the restated merger agreement.

We were organized as a Nevada corporation on January 19, 2000 as a "blank check" company for the purpose of creating a corporate vehicle to seek, investigate and, if the investigation warrants, acquire one or more interests in business opportunities presented to us by persons or firms who or which desire to employ our funding in their businesses or to seek the perceived advantages of a publicly-held corporation.

We completed our initial public offering in February 2002. We sold a total of 600,000 units in our IPO, at a price of $0.03 per unit. Each unit sold in the IPO, as adjusted, consists of four shares of our common stock and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant. Each full Class A Warrant entitles its holder to purchase four shares of our common stock. All of the IPO units were sold for our benefit and there were no selling stockholders in the IPO.

All of the proceeds of the IPO, totaling $18,000, were placed into escrow in accordance with Rule 419 promulgated by the SEC under the Securities Act of 1933. Rule 419 requires us, as a "blank check" company, to have the proceeds from our IPO held in escrow pending the earlier of the (a) expiration of an eighteen month period commencing on the date on which the registration statement for our IPO was originally declared effective or (b) reconfirmation by a sufficient number of investors in our IPO of their respective purchases in the IPO following receipt by these investors of a prospectus containing required information and disclosures concerning, among other matters, the results of the IPO and our proposed acquisition of one or more businesses or assets that will constitute our business and for which the fair value of the business(es) or net assets to be acquired represents at least 80% of the maximum proceeds to be received from the IPO, including any proceeds received upon exercise of the Class A Warrants included in the units sold in our IPO. The date of expiration of such eighteen month period is May 8, 2003.

We had entered into the restated merger agreement in contemplation of complying with Rule 419 by consummating a merger with Critical Home Care. We intend to continue to seek an appropriate merger/acquisition candidate in order to consummate a transaction complying with Rule 419 prior to the termination of the eighteen month deadline provided in the Rule 419.

Item 3. Controls and Procedures.

An evaluation was performed, as of September 30, 2002, under the supervision and with the participation of our President, Chief Executive Officer and Treasurer, who also serves as our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, this officer has concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2002.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2. Changes in Securities.

Initial Public Offering

We filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 on September 14, 2000 (Commission file number: 333-45774) in connection with our initial public offering. The SEC declared the Form SB-2, as amended, effective on November 9, 2001.

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

The following sets forth, for the period commencing on the effective date of the Form SB-2 through September 30, 2002, the types and amounts of expenses we incurred in connection with the issuance and distribution of the units registered in the Form SB-2. None of such expenses were incurred to, nor were payments of such expenses made to, directly or indirectly, any (a) of our directors, officers or their affiliates, (b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates. However, as we borrowed funds from our president in order to pay certain of such expenses, we will repay our indebtedness to this officer from the proceeds of the offering upon release to us, if ever, from escrow of the offering proceeds in accordance with SEC Rule 419.

         Type of Expense                                                                 Amount of Expense
         ---------------                                                                 -----------------
         SEC registration filing fee................................................      $    1,605.00
         Legal fees.................................................................           6,350.57
         Accounting fees............................................................           3,750.00
         Printing costs.............................................................           3,823.00
         Escrow agent fee...........................................................             500.00
         Miscellaneous fees and expenses............................................           1,971.43
                                                                                          -------------
              Total expenses........................................................      $   18,000.00
                                                                                          =============


Item 3. Defaults on Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

Exhibit
Number        Description
------        ------------
 10.1         Termination and Settlement Agreement, dated as of September 6,
              2002, among John C. Francis, Putun LLC, Hunapu Inc., Critical
              Acquisition Corp., Critical Home Care, Inc., David S. Bensol,
              Bradley D. Smith and Snow Becker Krauss P.C.*

 99.1         Certification pursuant to 18 U.S.C. 'SS'1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

----------

   * Incorporated by reference. See Exhibit Index on page 14.

(b) Reports on Form 8-K.

We filed a Current Report on Form 8-K (Date of Report: September 6, 2002) on September 20, 2002 reporting, as an Item 5 event, our entering into the Termination and Settlement Agreement, dated as of September 6, 2002, among John
C. Francis, Putun LLC, Hunapu Inc., Critical Acquisition Corp., Critical Home Care, Inc., David S. Bensol, Bradley D. Smith and Snow Becker Krauss P.C., pursuant to which the agreement for our proposed acquisition of Classic Healthcare Solutions, Inc. and Critical Home Care Inc. was terminated.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2002        Hunapu, Inc.


                                By:            /s/ John C. Francis
                                    -------------------------------------------
                                     John C. Francis, President and Treasurer
                                           (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                  CERTIFICATION

         I, John C. Francis, the President and Treasurer (principal executive and financial officer) of Hunapu Inc., certify that:

1.   I have reviewed this Quarterly Report on Form 10-QSB of Hunapu Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                  /s/ John C. Francis
                                             ----------------------------------
                                                    John C. Francis

                                  Hunapu, Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2002

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
 10.1          Termination and Settlement Agreement, dated as of September 6,
               2002, among John C. Francis, Putun LLC, Hunapu Inc., Critical
               Acquisition Corp., Critical Home Care, Inc., David S. Bensol,
               Bradley D. Smith and Snow Becker Krauss P.C. [Incorporated by
               reference to exhibit 10.9 to Post-Effective Amendment Number 2 to the Registration Statement on Form SB-2 of Hunapu, Inc. filed with the Securities and Exchange Commission on September 20, 2002
               (Commission File Number: 333- 45774).]

 99.1 Certification pursuant to 18 U.S.C.'SS'1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                       STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................................'SS'