Form 10KSB
period 2002-12-31
HUNAPU INC
filed 2003-04-08
CIK 1123458

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 333-45774

                                   Hunapu Inc.
                                   -----------
                 (Name of Small Business Issuer in its Charter)

             Nevada                                         88-0462762
State or other jurisdiction of                            I.R.S. Employer
incorporation or organization                          Identification Number

P.O. Box 50464, Henderson, Nevada                                 89016
Address of principal executive office                           Zip Code

Issuer's telephone number:  (702) 492-9730

SECURITIES REGISTERED PURSUANT TO SECTION 15(d) OF THE ACT

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes  X    No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2002 were $0.00.

As of March 21, 2003, 14,500,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 2,660,000 shares.

Transitional Small Business Disclosure Format (check one):    Yes       No X
                                                                 ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

Item 1.  Description of Business.

         Hunapu Inc. (the "Company" or "we" or "us") was incorporated in Nevada on January 19, 2000. We were formed by Mr. John C. Francis, the principal stockholder, and the sole executive officer and director of the Company. During the year ended December 31, 2002, our principal executive offices were located at 1700 W. Horizon Ridge Parkway, Suite 202, Henderson, Nevada 89012. We have always been a developmental stage company since our inception and we have no operating history other than organizational matters, the initial public offering of our securities and the filing of reports with the Securities and Exchange Commission (the "Commission"). We have no full time or part time employees and Mr. Francis manages our affairs.

         Our initial public offering was declared effective on November 9, 2001, and we completed our initial public offering on February 14, 2002. We sold a total of 600,000 units in our IPO, at a price of $0.03 per unit or a total of $18,000. Each unit sold in the IPO, as adjusted, consists of four shares of our common stock and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant. Each full Class A Warrant entitles its holder to purchase four shares of our common stock. All of the IPO units were sold for our benefit and there were no selling stockholders in the IPO. The IPO proceeds, together with accrued interest, also will be returned by the escrow agent to all of the IPO investors if, on or before May 8, 2003, we do not receive written reconfirmations from a sufficient number of IPO investors within 20 business days of the effective date of the reconfirmation prospectus concerning our merger with InforMedix.

         We have no operating business, nor do we intend to develop our own operating business. Our only prospect toward operations is by seeking to effect a business combination with a corporation or other business entity which owns an operating business and wishes to undertake a business combination for its own corporate purposes (a "target business"), generally related to achieving liquidity for its stockholders. Our primary activities during 2002 involved seeking a target business and filing reports with the Commission. As such, we are known as a "shell" company, whose sole purpose at this time is to locate a target business and complete a business combination. We entered into a Merger Agreement and Plan of Reorganization with InforMedix Acquisition Corp. ("Informedix") in February 2003 and are currently seeking shareholder approval of the merger. Under the merger agreement, we have the right to acquire InforMedix. InforMedix's sole asset is its 100% ownership interest in InforMedix, Inc. InforMedix, Inc., was formed in 1997 and has developed and integrated a portable, patient-interactive monitoring device, hardware, software and network communication system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to effectively monitor and manage patients' medication compliance and clinical response.

         Our acquisition of InforMedix is structured as a merger of InforMedix with and into the Company. The consideration to be paid by us in acquiring InforMedix will consist of our issuance of approximately 14,902,400 shares of our common stock, exclusive of up to 1,080,000 shares issuable upon exercise of warrants to be issued to the warrant holders of InforMedix, and exclusive of 11,090,000 shares which will be surrendered for cancellation by Mr. Francis as a condition to consummating the acquisition.

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

Item 2.  Description of Property

         During the year ended December 31, 2002, we rented office space, telephone and secretarial services from Falcon Financial Group LLC, at 1700 W. Horizon Ridge Parkway, Suite 202, Henderson, Nevada 89012. Our sublease was on an oral basis, and the landlord is a non-affiliated third party. Falcon is an entity controlled by our chief executive officer. The rent charged was $50 per month, which we will repay upon completion of a business combination, from the proceeds of the initial public offering or by the target business.

         Upon completion of the proposed merger with InforMedix, the Company intends to relocate its corporate officers to those of InforMedix at 5880 Hubbard Drive, Rockville, MD 20852-4821; (Tel) (301) 984-1566.

         InforMedix leases its facilities in Rockville, Maryland from a non-affiliated landlord. The current lease commenced on March 1, 2003 for a one-year term at $2,294 per month.

Item 3.  Legal Proceedings

         We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of stockholders in the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

         Our common stock is not currently traded on any public trading market. No assurance can be given that any market for our common stock will develop.

         The authorized capital stock of the Company consists of 48,000,000 shares, of which 40,000,000 shares have been designated common stock, $0.001 par value, and 8,000,000 shares of preferred stock, $0.001 par value. As of March 21, 2003, there were 14,500,000 shares of common stock outstanding and held of record by 11 stockholders. No shares of preferred stock have been issued, and the Board has not designated the rights or preferences of any class or series of preferred stock.

         We have not declared any dividends and do not intend to in the foreseeable future as we have no reserves. After the merger with InforMedix, management of InforMedix may change this policy. However, since InforMedix is still an early stage growth company, it is unlikely that its management would declare any dividend for a while after the business combination.

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

Plan of Operation

         We are currently in the development stage. We have no operating business, and all our activities since inception have been related to our formation and completing our initial public offering in which we raised $18,000 of gross proceeds from the sale of all 600,000 units that were sold. Our ability to continue operations is contingent upon completing a business combination. To date, we have not incurred any material costs or expenses other than those associated with formation of the company and our public offering. On February 14, 2002, we completed our initial public offering. Pursuant to Rule 419 under the Securities Act, the gross proceeds from the offering of $18,000 are being held in escrow and, as of December 31, 2002, we had cash on hand $20,182 including such escrowed funds. Funds to pay for offering expenses were loaned to us by our chief executive officer, who, through his estate planning entity, had loaned us a total of $24,500 as of the date of this annual report. We will use the net proceeds of the offering, exclusive of any warrant proceeds, together with the income and interest earned thereon, if any, to repay our indebtedness to our chief executive officer. We do not have discretionary access to any income on the monies in the escrow account and stockholders will not receive any distribution of the income or have any ability to direct the use or distribution of any such income. Thus, any such income will cause the amount in escrow to increase. Although we are entitled to request that up to 10% of the proceeds held in escrow be released to us to pay the costs of evaluating potential business combinations, we do not intend to do so. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of a business combination. Since the role of present management after a business combination is uncertain, we cannot determine what remuneration, if any, will be paid to present management after such a business combination.

         If we do not complete a business combination by May 8, 2003, which is eighteen months from the effective date of our IPO, the escrow agent will return the escrowed funds to the investors on a proportionate basis, with interest, if any, in accordance with SEC Rule 419.

         We have entered into a Merger Agreement and Plan of Reorganization, dated as of February 7, 2003, with InforMedix. Our acquisition of InforMedix Acquisition Corp. will be structured as a merger of InforMedix Acquisition Corp. with and into Hunapu Inc. The agreement calls for our acquisition of InforMedix Acquisition Corp., and thereby InforMedix, for an aggregate of approximately 14,902,400 shares of our common stock and the retirement of 11,090,000 shares of our common stock owned by our current president, John C. Francis. We intend to change our name to InforMedix Holdings Inc. and operate InforMedix as a wholly-owned subsidiary upon completion of the transactions contemplated by the merger agreement.

         The closing of the transactions contemplated by the merger agreement is conditioned upon a number of factors, including satisfactory due diligence reviews, governmental and regulatory approvals, as necessary, our filing and causing to become effective a post-effective amendment to our registration statement on Form SB-2 in compliance with SEC Rule 419, stockholder approval of the merger and merger agreement and approval of at least 80% in interest of the IPO investors of the acquisition. The proceeds from our offering currently held in escrow will be released to us, and the securities sold in the offering will be released to the purchasers in the offering, if we obtain shareholder approval of the merger and merger agreement and close the transactions contemplated by the merger agreement, our post-effective amendment to our registration statement is declared effective and a sufficient number of purchasers in the offering reconfirm their investment in our company. No assurance can be given that the due diligence reviews contemplated by the merger agreement will be completed satisfactorily, that our post-effective amendment to our registration statement will be declared effective by the SEC, that a sufficient number of purchasers in the offering will reconfirm their investments in our company or that all other conditions necessary to close the transactions contemplated by the merger agreement will be successfully completed and that we will acquire InforMedix.

Results of Operations for Year Ended December 31, 2002

         Expenses increased by $19,216 for the twelve months ended December 31, 2002 compared to the prior year. Professional fees increased by $18,219 and other expenses increased by $997. The Company will incur substantial expenses, in the coming year, including expenses for professional and other consulting services, as a result of the merger with InforMedix.

         During the twelve months ended December 31, 2002, loans from our chief executive officer increased by $11,000 to $24,500. Cash on hand for the twelve months ended December 31, 2002 was $20,182, including the $18,000 held in escrow pending the closing of the merger with InforMedix. Our net less for the twelve months ended December 31, 2002 was $29,186 and our cumulative deficit during the development stage was $48,749 as of December 31, 2002.

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

Post-Effective Amendment

         Pursuant to Rule 419, once an agreement governing a business combination meeting the above criteria had been executed, we were required to update the registration statement with a post-effective amendment. The post-effective amendment had to contain information about the proposed acquisition candidate and its business, including audited financial statements, the results of this offering, and the use of the funds disbursed from the escrow account, if any. The post-effective amendment also had to include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer requires satisfaction of certain prescribed conditions before the offering proceeds and shares can be released from escrow.

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

     5. If a consummated business combination has not occurred within 18 months from November 9, 2001 (the date of the commencement of our offering) or May 8, 2003, the offering proceeds held in the escrow account shall be returned to all investors on a pro rata basis within five business days by first class mail or other equally prompt means;

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

Employees

         We are a development stage company and currently have no employees, other than our chief executive officer, John C. Francis, who serves without compensation. Mr. Francis has devoted only a small portion of his time (less than 10%) to our affairs on a part-time or as-needed basis increasing in time when a target business is identified. We have used outside consultants, advisors, attorneys and accountants as necessary, none of which were hired on a retainer basis. We do not anticipate hiring any full-time employees pending the closing of the transaction with InforMedix. InforMedix currently has six employees and five part time consultants.

                                  RISK FACTORS


         Our securities are highly speculative and subject to numerous and substantial risks, including, but not limited to, these discussed below.

Risks Relating to Our Financial Condition Following the Acquisition

         If InforMedix does not obtain additional financing, it may be forced out of business and you could thereby lose your entire investment.

         InforMedix will require additional financing in order to fully implement its business plan. Such additional financing may be in the form of debt or equity financing by InforMedix. We can give no assurance that InforMedix will be able to obtain such financing, that such financing will be available on terms beneficial to us, InforMedix or our stockholders, that the funds so obtained will be sufficient to fully implement InforMedix's business plan, or that a full implementation of such business plan will result in our profitability. We intend to pursue various possible financing options to raise such additional financing. These options include one or more public offerings or private placements of debt or equity securities. If we are unable to obtain additional financing following our acquisition of InforMedix, we may have to curtail or suspend InforMedix's operations, and you could lose your entire investment in our company.

         If InforMedix continues to incur negative cash flow from its operations, you could lose your entire investment in our company.

         InforMedix has not generated net positive cash flow from its operations since its inception in 1997. InforMedix had a net loss of $2,265,677 on net sales of $22,759 for the year ended December 31, 2002, and loss of $1,804,672 on net sales of $44,221 for the year ended December 31, 2001, and a cumulative loss from inception through December 31, 2002 of $12,010,471.

         InforMedix has funded its operating activities primarily through sales of equity securities to its founders, individual accredited investors, corporate investors, private investment lenders and equity issued for services in the amount of approximately $11,107,930 as of December 31, 2002. In addition, the Company borrowed $695,000 from its Chief Executive Officer, directors and private investors as of December 31, 2002 and an additional $65,000 in 2003. InforMedix anticipates negative cash flow from operations to continue for the foreseeable future. We do not anticipate that this form of shareholder and executive officer funding will continue after we acquire InforMedix. Accordingly, we can give no assurance that InforMedix will be able to operate profitably or be able to produce positive cash flow from operations in the future. InforMedix's efforts to operate profitably and obtain positive cash flow from operations will depend on, among other things:

         o developing the InforMedix brand, marketing and other promotional activities of the Med-e Monitor system;

         o expanding its product offerings, including the number of products available for sale;

         o developing marketing and distribution relationships with strategic business partners;

         o expanding general and administrative functions to support any growth that may occur; and

         o establishing and developing relationships in the healthcare industry, particularly with pharmaceutical manufacturers, contract research organization (C.R.O.'s), academic research centers, and disease management companies.

         Qualified financial statements based on operating losses and a capital deficit question InforMedix's ability to continue in business.

         InforMedix incurred substantial net losses and negative cash flow from operations in 2001 and 2002. InforMedix's accountants issued a qualified report on its financial statements for the year ended December 31, 2002. The report states that InforMedix is currently in the development stage and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about InforMedix's ability to continue as a going concern.

Risks Relating to the Proposed Acquisition

         If we do not complete the acquisition of InforMedix, we and our stockholders will face uncertainty over the future of our company.

         The proposed acquisition transaction is subject to a number of conditions, including, but not limited to, the reconfirmation of their respective purchases by investors who purchased, at a minimum, an aggregate of 480,000 units in our IPO, shareholder approval of the merger and the merger agreement, satisfactory due diligence review, no material adverse change in InforMedix's business, and any government and regulatory approvals. We are required by SEC Rule 419 to promptly return to the IPO investors the funds that they paid for their units in the IPO which are being held in escrow if we do not complete the proposed transaction and, on or before May 8, 2003, we do not receive a sufficient number of the IPO investors' reconfirmations of their respective purchases following delivery to them of another reconfirmation prospectus containing required information and disclosures concerning another proposed business transaction. In this event, the IPO investors would achieve no return on their initial purchases in the IPO other than the interest earned on their investment funds while such funds were held in escrow.

         If we fail to establish the Med-e Monitor System brand or to attract repeat customers, InforMedix may not be able to increase its revenues sufficiently to fund its operations.

         Following our acquisition of InforMedix, we must develop, establish and strengthen the InforMedix brand for the Med-e Monitor System, particularly because of the early stage of InforMedix's development and the highly competitive nature of its business. If we fail to establish the Med-e Monitor System brand quickly, InforMedix will be at a competitive disadvantage and may lose the opportunity to obtain, and thereafter maintain, a sufficient number of customers. The development of the Med-e Monitor System brand will depend largely on the success of InforMedix's marketing efforts and its ability to provide consistent, high quality customer experiences. We cannot be certain that the Med-e Monitor System brand promotion activities will be successful, or will result in increased revenues. If we achieve increased InforMedix revenues, there can be no assurance that these revenues will be sufficient to offset the expenditures incurred in building the Med-e Monitor System brand.

         InforMedix is obligated to comply with extensive government regulation and its failure to do so could result in significant liability.

         The technology used in the monitoring of clinical drug trial protocols is regulated by the Food and Drug Administration. Although InforMedix believes that its Med-eMonitor System will be in compliance with these regulations when fully commercially implemented, we can give no assurance:

         o that the process to comply with such regulations will not require significant effort and expense, or

         o that InforMedix will have sufficient funds to document the regulatory compliance of its Med-eMonitor System.

         If InforMedix fails to document regulatory compliance, because of a lack of funds, or otherwise, we may be required to curtail or suspend InforMedix's operations.

         We will lack business diversification.

         As a result of our limited resources, we expect to have limited proceeds to expand our business beyond that currently conducted by InforMedix. Accordingly, the prospects for our success initially will be entirely dependent upon the future performance of a single product and a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.

         We have a limited ability to evaluate management of a target business.

         We expect our present management to play no managerial role in the company following a business combination, including our proposed acquisition of InforMedix. Although we have negotiated with the management of InforMedix in connection with our evaluation of a business combination with such company, our assessment of management may be incorrect.

         In evaluating a prospective target business, we have considered several factors, including the following:

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

         There may be adverse tax consequences as a result of the merger.

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We have evaluated the possible tax consequences of any prospective business combination and endeavored to structure the acquisition transaction so as to achieve the most favorable tax treatment to our company, the target business and our stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination. To the extent the IRS or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to our company, the target business, and our stockholders.

         Both InforMedix and our company were recently organized and have no or limited operating history upon which you can base an investment decision.

         We were organized on January 19, 2000 and, through December 31, 2002, our efforts were limited primarily to organizational activities, preparing our registration statement and identifying and negotiating potential acquisition partners. We do not have any operating history or experience upon which you can make an investment decision. InforMedix was incorporated on January 27, 1997 and has a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

         There was no independent valuation of InforMedix upon which you can base an investment decision.

         The number of shares of our common stock to be issued pursuant to the merger agreement was determined by negotiation between InforMedix and us. This consideration does not necessarily bear any relationship to InforMedix's asset value, net worth or other established criteria of value and should not be considered indicative of the actual value of InforMedix or us. Furthermore, neither InforMedix nor us has obtained either an appraisal of any entity or their respective securities or an opinion that the merger is fair from a financial perspective.

Risks Involving Our Securities

         If we redeem the warrants, the value of your investment may be reduced.

         We may redeem our Class A Warrants at a price of $.001 per warrant at any time during the warrant exercise period. If you do not exercise your warrants prior to their expiration or redemption, you will not be able to purchase the shares of common stock underlying your warrants. If we call for redemption of any of the warrants, you will have to (a) exercise the warrants (and pay the exercise price at a time when it may be disadvantageous for you to do so), (b) sell the warrants at the current market price when you might otherwise wish to hold the warrants for possible additional appreciation, or (c) accept the redemption price, which may be substantially less than the market value of the warrants at the time of redemption.

         If we do not keep a registration statement current, you will not be able to exercise your warrants.

         We must keep a registration statement effective with the SEC in order for you to exercise your warrants. We may not be able to maintain a registration statement in effect throughout the period during which the warrants remain exercisable. Maintaining an effective registration statement requires substantial continuing expenses for legal and accounting fees and we cannot guarantee our ability to keep the registration statement effective. We will instruct our warrant agent to suspend the exercise of warrants if this or any future registration statement with respect to the shares underlying the warrants is no longer effective.

         If we do not qualify our securities in states other than New York, your resale of any securities you acquire under a reconfirmation prospectus may be limited and you may not be able to exercise your warrants.

         We offered and sold the IPO units only in the State of New York. We believe that the common stock and warrants comprising the units will be eligible for sale on a secondary market basis in other states based upon applicable exemptions from that state's registration requirements, subject, in each case, to the exercise of the broad discretion and powers of the securities commission or other administrative bodies having jurisdiction in each state and any changes in statutes and regulations which may occur after the date of this prospectus. However, the lack of registration in most states and the requirement of a seller to comply with the requirements of state blue sky laws in order for the seller to qualify for an applicable secondary market sale exemption, may cause an adverse effect on the resale price of our securities, as well as the delay or inability of a holder of our securities to dispose of such securities.

         In addition, the warrants and underlying securities will be exercisable only in New York. We may decide not to seek, or may not be able to obtain, registration for the issuance of the underlying securities in the state where you live during the period when the warrants are exercisable. We cannot issue securities to you upon exercise of your warrants unless either (a) the securities issuable upon exercise of the warrants are registered in your state or (b) an exemption from registration is available. We may not be able to qualify the warrants, in which case the warrants would become unexercisable and deprived of value.

         Common Stock Immediately Eligible for Resale

         Of the 14,500,000 shares of common stock outstanding of the Company as of the date of this Annual Report, all are currently held in escrow pending completion of a business combination promulgated under the Securities Act. Under Rule 144 ("Rule 144"), as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the common stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of common stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above. No prediction can be made as to the effect, if any, that sales of such shares of common stock or the availability of such shares for sale will have on the market prices, if any, for shares of common stock prevailing from time to time. Nevertheless, the sale of substantial amounts of common stock in the public market would likely adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of equity securities.

         We Are Authorized to Issue Preferred Stock

         Our Certificate of Incorporation authorizes the designation and issuance of 8,000,000 shares of preferred stock (the "preferred stock"). As part of the InforMedix merger we intend to seek shareholder approval to amend our certificate to create blank check preferred stock with such designations, powers, preferences, rights, qualifications, limitations and restrictions of such series as the Board, subject to the laws of the State of Nevada, may determine from time to time. Accordingly, the Board would be empowered, without stockholder approval, to designate and issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change our control. Although we do not currently intend to designate or issue any shares of preferred stock, there can be no assurance that we will not do so in the future. It is likely however, that following a business combination, new management may issue such preferred stock, and it is possible that one or more series of preferred stock will be designated and/or issued in order to effectuate a business combination or financing. As of this date, we have no outstanding shares of preferred stock.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         (a) The following table provides information concerning the sole executive officer and director of the company. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Name                         Age                Title
----                         ---                -----
John C. Francis              53                 Chief Executive Officer,
                                                President, and Director

         John C. Francis has served as our President, Chief Executive Officer and director since Hunapu's formation in January 2000. He has served as Vice President, Chief Financial Officer and a director of Crest View Inc., a company formed to develop and operate an "eco-resort" and cultural center on Guanaja, Honduras and to develop and market a line of medicinal herbs and natural healing products, since July 2001. Mr. Francis has served as President and Chief Executive Officer of Acalan, LLC since its formation in 1998. Acalan is a new media company specializing in the development, production and distribution of transformational media. Transformational media is material intended to transform the spirit, as well as inform the mind. Mr. Francis also has been a managing member of Falcon Financial Group LLC since January 2000. He served as Chief Financial Officer (from April 1994 to April 1996), Vice President, Secretary and a director (April 1994 through January 1999) of AgriBioTech, Inc. AgriBioTech and several of its subsidiaries filed a voluntary petition for bankruptcy in January 2000, approximately eleven months following Mr. Francis' departure from the company and its assets were sold by the bankruptcy court. Mr. Francis devotes less than 10% of his business hours to our affairs.

         (b) The Company is not subject to Section 16(a) of the Exchange Act.


Meetings of the Board

         Our sole director is, and always has been, Mr. Francis. As of March 21, 2003, the Board of Directors, by written consent signed by the sole director, in lieu of a meeting, approved and ratified all actions taken by management including all agreements and stock issuances in fiscal 2002. As we only have one board member, we do not have separate or independent audit or compensation committees.

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

                                Amount and
                                 Nature of               Percentage of
                                 Beneficial                Outstanding
Name                            Ownership (1)           Shares Owned (2)
----                            -------------           ----------------
John C. Francis (3)             12,826,667(4)                 82.8%
P.O. Box 50464
Henderson, Nevada 89016

Hughes Holdings LLC             2,522,667 (5)                16.67%
125 Michael Drive
Syosset, NY 11791

All Officers and                 12,826,667                   82.8%
Directors as a Group
(one person)

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

(2) Based on 14,500,000 shares issued and outstanding without giving effect to the potential issuance of additional common stock upon the exercise of the class A warrants.

(3) Mr. Francis is chief executive officer, president, treasurer and sole director of the company.

(4) Consists of 11,840,000 shares of common stock and 986,667 class A warrants registered in the name of Putun LLC, an entity established by Mr. Francis for estate planning purposes.

(5) Represents 1,892,000 shares of common stock and 630,667 shares of our common stock issuable upon exercise of class A warrants. Of this amount, Hughes Holdings LLC has notified Hunapu that it intends to transfer a total of 1,376,000 shares of common stock and Class A Warrants to purchase 458,667 shares of common stock for cash, services, and/or gifts to approximately 10 different persons upon the completion of the proposed merger with InforMedix. The beneficial owners of Hughes Holdings LLC are Robert DePalo, Cori Orr and Gary Schonwald. Mr. DePalo is the Chief Executive Officer of Rockwell Capital Partners, InforMedix's investment banker and Director of Corporate Finance of Vertical Capital Partners, the NASD broker-dealer placement agent for InforMedix.

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

         During the year ended December 31, 2002, we rented office space, telephone and secretarial services, at 1700 West Horizon Ridge Parkway - Suite 202, Henderson, Nevada, from Falcon Financial Group LCC. This location served as our principal place of business. Our sublease with Falcon was oral. The landlord for the property was a non-affiliated third party. Falcon is an entity controlled by John C. Francis, our chief executive officer, and a business associate of Mr. Francis. We paid Falcon $50 per month for the renting of this office and being provided telephone and secretarial services. We anticipate that we will relocate our principal place of business to InforMedix's offices at 5880 Hubbard Drive, Rockville, Maryland 20852-4821.

Set forth below are the dates on which we borrowed funds from Putun LLC, the estate planning entity established by Mr. Francis and of which he is its manager, the amounts of such loans and their original due dates.

                                    Original
Borrowing Date                       Amount                     Due Date
--------------                       ------                     --------
August 31, 2000                     $   7,500                August 30, 2002
February 12, 2001                       2,000               February 11, 2002
April 6, 2001                           4,000                 April 5, 2002
April 19, 2002                          3,000                April 18, 2003
November 21, 2002                       8,000               November 21, 2003
February 25, 2003                       2,500                 May 25, 2003

Each of these loans bears interest at 6% per annum. In addition, Putun has extended the due date of each of the first four loans to the earlier of June 9, 2003 or our completion of a business acquisition such as those contemplated by the InforMedix merger agreement. As of December 31, 2002, we had not repaid any of these loans and had accrued $1,943 in interest charges due in connection with these loans. These notes shall be repaid from the release of the IPO proceeds from escrow upon the completion of the merger.

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

Item 13.  Exhibit List and Reports on Form 8-K.

(a)      Exhibits

  Exhibit
  Number    Description
    3.1    Articles of Incorporation. (1)
    3.2    By-Laws. (1)
    4.1    Specimen common stock certificate. (1)
    4.2    Specimen Class A Warrant certificate. (1)
   10.1    Escrow Agreement, between Hunapu Inc. and Southwest
           Escrow Company.(2)
   10.2    Promissory Notes, made August 31, 2000. (3)
   10.3    Promissory note, made February 12, 2001. (3)
   10.4    Promissory note, made April 6, 2001. (3)
   10.5 Letter from Putun, LLC, dated August 30, 2001, extending due date of Promissory Note made August 31, 2000. (4)
   10.6 Agreement of Putun, LLC agreeing to extend due dates of Promissory Notes. (4)
   10.7 Merger Agreement and Plan of Reorganization, dated as of February 7, 2003, between Hunapu Inc. and InforMedix
           Acquisition Corp. (5)
   10.8    Hunapu Inc. 2003 Stock Incentive Plan (5)
   10.9    Promissory note made November 21, 2002. (5)
   10.10   Promissory note made February 25, 2003.(5)
   99.1    Certification pursuant to 18 U.S.C. Section 1350

--------------
   (1)     Incorporated by reference from the Company's Registration
           Statement on Form SB-2 filed with the Commission on September 9,
           2000.
   (2) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Commission on December 28, 2000.
   (3) Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form SB-2 filed with the Commission on July 6, 2001.
   (4) Incorporated by reference from Amendment No. 4 to the Company's Registration Statement on Form SB-2 filed with the Commission on October 16, 2001.
   (5)     Incorporated by reference from the Company's Post-Effective
           Amendment No. 4 to its Registration Statement on Form SB-2 filed with the Commission on March 25, 2003

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002.

Item 14.  Controls and Procedures

         An evaluation was performed as of March 21, 2003, under the supervision of John Francis, our sole officer and director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, Mr. Francis has concluded that our disclosure controls and procedures were effective as of March 21, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 21, 2003.

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Hunapu Inc.
Henderson, Nevada


We have audited the accompanying balance sheets of Hunapu Inc. (a development stage company), as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for the cumulative period from January 19, 2000 to December 31, 2002 (the development stage) and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Hunapu Inc. (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and the cumulative period from January 19, 2000 to December 31, 2002 (the development stage), in conformity with accounting principles generally accepted in the United States of America.

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



                                         /s/ Lazar Levine & Felix LLP
                                         --------------------------------
                                         LAZAR LEVINE & FELIX LLP

New York, New York
March 14, 2003

                                   HUNAPU INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                                    December 31,
                                                                                    -----------------------------------------
                                                                                             2002                   2001
                                                                                    -----------------       -----------------
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                                           $           2,182       $           2,572
                                                                                    -----------------       -----------------
                                                                                                2,182                   2,572
OTHER ASSETS:
     Cash held in escrow                                                                       18,000                      -
                                                                                    -----------------       ----------------


TOTAL ASSETS                                                                        $          20,182       $           2,572
                                                                                    =================       =================



               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
     Accrued expenses                                                               $          27,031       $           5,635
     Loan payable - shareholder                                                                24,500                  13,500
                                                                                    -----------------       -----------------
TOTAL CURRENT LIABILITIES                                                                      51,531                  19,135
                                                                                    -----------------       -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value; 8,000,000 shares authorized, none issued                    -                       -
     Common stock, $.001 par value;  40,000,000 shares authorized,  14,500,000 and
       3,000,000 shares issued and outstanding at 2002 and 2001, respectively                  14,500                   3,000
     Additional paid-in capital                                                                 2,900                      -
     Deficit accumulated during the development stage                                         (48,749)                (19,563)
                                                                                    ------------------      ------------------
                                                                                              (31,349)                (16,563)
                                                                                    ------------------      ------------------

                                                                                    $          20,182       $           2,572
                                                                                    =================       =================


                             See accompanying notes

                                   HUNAPU INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                       Cumulative During the
                                            Development
                                              Stage                           For The Year Ended December 31,
                                         (January 19, 2000 to            -----------------------------------------
                                         December 31, 2002)                  2002                         2001
                                         ------------------                  ----                         ----

REVENUES                                     $      --                   $      --                     $      --
                                             -----------                 -----------                   -----------

COSTS AND EXPENSES:
     Filing fees                                   5,830                       3,685                           355
     Professional fees                            35,219                      23,719                         5,500
     Other expenses                                5,757                         724                         3,380
     Interest expense                              1,943                       1,058                           735
                                             -----------                 -----------                   -----------
                                                  48,749                      29,186                         9,970
                                             -----------                 -----------                   -----------

NET LOSS                                        $(48,749)                   $(29,186)                     $ (9,970)
                                             ===========                 ===========                   ===========

LOSS PER SHARE BASIC AND DILUTED                       0                           0                             0
                                             ===========                 ===========                   ===========

WEIGHTED AVERAGE
   NUMBER OF COMMON SHARES
   OUTSTANDING                                12,737,546                  14,174,247                    12,000,000
                                             ===========                 ===========                   ===========


                                   HUNAPU INC.
                          (A Development Stage Company)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                      Common Shares                                 During the        Shareholders'
                                                 -----------------------       Additional        Development             Equity
                                                 Number           Amount     Paid-In Capital         Stage              (Deficit)
                                                 ------           ------     ---------------         -----              ---------
At inception, January 19, 2000                         -     $          -     $          -        $         -       $          -

Issuance of common units                        3,000,000           3,000                -                  -              3,000

Net loss for the period ended December
   31, 2000                                            -                -                -              (9,593)            (9,593)
                                               ----------    -------------    -------------       ------------      --------------

Balance at December 31, 2000                    3,000,000            3,000               -              (9,593)            (6,593)

Net loss for the year ended December 31,
   2001                                                -                -                -              (9,970)            (9,970)
                                               ----------    -------------    -------------       ------------      --------------

Balance at December 31, 2001                    3,000,000            3,000               -             (19,563)           (16,563)

Issuance of compensatory shares                   100,000              100            2,900                 -               3,000

Common units sold in initial public
   offering                                       600,000              600           17,400                 -              18,000

Expenses incurred re: initial public
   offering                                            -                -            (6,600)                -              (6,600)

300% stock dividend                            10,800,000           10,800          (10,800)                -                   -

Net loss for the year ended December 31,
   2002                                                -                -                -             (29,186)           (29,186)
                                               ----------    -------------    -------------       ------------      --------------

Balance at December 31, 2002                   14,500,000    $      14,500    $       2,900       $    (48,749)     $     (31,349)
                                               ==========    =============    =============       =============     ==============



                             See accompanying notes

                                   HUNAPU INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                           Cumulative During the
                                                             Development Stage
                                                            (January 19, 2000 to        For The Year Ended December 31,
                                                             December 31, 2002)          2002                  2001
                                                           ----------------------    ---------------     -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(48,749)                $(29,186)           $ (9,970)
     Compensatory shares                                            3,000                    3,000                   -
     Adjustment to reconcile net loss to net cash
      utilized by operating activities
       Increase in accrued expenses                                27,031                   21,396               5,485
                                                                 --------                 --------            --------
        Net cash utilized by operating activities                 (18,718)                  (4,790)             (4,485)
                                                                 --------                 --------            --------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                 24,500                   11,000               6,000
     Sale of common units                                          21,000                   18,000                   -
     Expenses paid re sale of common units                         (6,600)                  (6,600)                  -
                                                                 --------                 --------            --------

        Net cash provided by financing activities                  38,900                   22,400               6,000
                                                                 --------                 --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          20,182                   17,610               1,515

     Cash and cash equivalents at beginning of period                   -                    2,572               1,057
                                                                 --------                 --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 20,182                 $ 20,182            $  2,572
                                                                 ========                 ========            ========

                             See accompanying notes

                                   HUNAPU INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - DESCRIPTION OF COMPANY:

         Hunapu Inc., ("the Company"), was organized in the state of Nevada on January 19, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company is not generating revenues and does not own an operating business and has no specific business plan other than to engage in a merger or acquisition. The Company has no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities and to seeking an appropriate merger or acquisition vehicle.

         The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

         As shown in the financial statements, the Company has incurred net losses, has negative working capital and has an accumulated deficit of $48,749 as of December 31, 2002. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company has completed an initial public offering of its securities (see Note 4 for additional information) and is currently seeking potential business opportunities.

         In February 2003, the Company entered into a Merger Agreement and Plan of Reorganization with InforMedix Acquisition Corp. Under the merger agreement, InforMedix is to merge with and into the Company, subject to specified conditions and terms set forth in the agreement. InforMedix Acquisition Corp.'s sole material asset is its 100% ownership interest in InforMedix, Inc. The consideration to be paid by the Company in acquiring InforMedix is as follows:

         (i) the issuance of 14,677,400 shares of Company common stock to the stockholders of InforMedix Acquisition Corp. in exchange for their shares of InforMedix common stock;

         (ii) the issuance of 225,000 shares of Company common stock to the three holders of currently outstanding convertible notes of InforMedix in connection with the automatic conversion of such notes exclusive of accrued interest on such notes; and

         (iii) the issuance of warrants to purchase up to a maximum of 1,080,000 shares of Company common stock to the holders of currently outstanding warrants to purchase InforMedix common stock.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

                                   HUNAPU INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 3 - LOAN PAYABLE - SHAREHOLDER:

         On August 30, 2000, the Company borrowed $7,500 from a shareholder of the Company.. During the years ended December 31, 2002 and 2001 the Company received additional loans from this shareholder in the amount of $11,000 and $6,000, respectively. These additional loans also bear interest at 6% per annum and as of December 31, 2002 and 2001, interest accrued and unpaid aggregated $1,943 and $885, respectively. The due date of these loans, which was originally one year from date of receipt, have been extended to a date 19 months from November 9, 2001, unless the Company is successful in consummating a business acquisition at an earlier date.

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

         The Company's Registration Statement on Form SB-2, No. 333-45774, (the "Registration Statement") was declared effective by the Securities and Exchange Commission (the "SEC") on November 9, 2001. The Company registered 800,000 shares of its common stock for public sale under the Registration Statement, including 200,000 shares issuable upon exercise of the Class A warrants underlying the units. On February 14, 2002, the Company completed the sale of 600,000 units, pursuant to the Registration Statement, at a per unit price of $.03 for gross proceeds of $18,000. As a blank check company, in accordance with SEC rules, all of the units so sold and the proceeds from such sale are being held in escrow.

         If the Company does not complete a business combination prior to May 8, 2003, such proceeds, and accrued interest, will be returned to the investors and the underlying securities canceled. Accordingly, these contingently issued shares are not considered outstanding in the calculation of earnings per share.

         In April 2002, the Company issued 100,000 shares of its common stock in lie of payment of professional fees in the amount of $3,000.

                                   HUNAPU INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 4 - SHAREHOLDERS' EQUITY (Continued):

              On April 15, 2002, the number of issued and outstanding shares was increased by the declaration of a 300% stock dividend (so that there would be four shares outstanding for each share previously outstanding). The additional 10,800,000 shares have been retroactively reflected in calculating earnings (loss) per share for all periods presented.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on the 7th day of April, 2003.

                                        HUNAPU INC.


                                        By:       /s/ John C. Francis
                                             ------------------------------
                                                 John C. Francis
                                                 President and Treasurer


         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                          Title                             Date
---------                          -----                             ----


 /s/ John C. Francis         President, Treasurer                April 7, 2003
------------------------     (Principal Executive
John C. Francis              Officer and Chief
                             Financial Officer) and
                             Chairman of the Board

                                  CERTIFICATION

I, John C. Franis, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Hunapu, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant"s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant"s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003             By:   /s/ John C. Francis
                                   -----------------------
                                   John C. Francis
                                   President and Treasurer
                                   (Principal Executive and Financial Officer)