Form 10QSB
period 2003-03-31
HUNAPU INC
filed 2003-05-14
CIK 1123458

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                       Commission file number: 000-50221

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

                                 (702) 492-9730
                          (Issuer's telephone number)

                                 Not applicable
            (Former name, former address and former fiscal year, if
                           changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 14,500,000 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 5, 2003.

                                   Hunapu Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2003

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Balance Sheets as of March 31, 2003
     (unaudited) and December 31, 2002.....................................   3
   Statements of Operations Cumulative
     During the Development Stage (January 19, 2000
     to March 31, 2003) and for the Three Months Ended
     March 31, 2003 and 2002 (Unaudited)...................................   4
   Statements of Cash Flows Cumulative During
     the Development Stage (January 19, 2000 to
     March 31, 2003) and for the Three Months
     Ended March 31, 2003 and 2002 (Unaudited).............................   5
   Notes to Interim Financial Statements (Unaudited).......................   6
Item 2.  Management's Discussion and Analysis or Plan of Operation.........   9
Item 3.  Controls and Procedures...........................................  10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.................................................  11
Item 2.  Changes in Securities.............................................  11
Item 3.  Defaults Upon Senior Securities...................................  11
Item 4.  Submission of Matters to a Vote of Security Holders...............  12
Item 5.  Other Information.................................................  12
Item 6.  Exhibits and Reports on Form 8-K..................................  12

SIGNATURES.................................................................  13

CERTIFICATION..............................................................  14

EXHIBIT INDEX..............................................................  15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                   HUNAPU INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                        March 31,  December 31,
                                                          2003        2002
                                                        --------    --------
                                                       (Unaudited)
              - ASSETS -

CURRENT ASSETS:
   Cash                                                 $  2,417    $  2,182
                                                        --------    --------
TOTAL CURRENT ASSETS                                       2,417       2,182

OTHER ASSETS:
   Cash held in escrow                                    18,000      18,000
                                                        --------    --------

                                                        $ 20,417    $ 20,182
                                                        ========    ========


  - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses and other liabilities               $ 28,387    $ 27,031
   Loan payable - shareholder                             27,000      24,500
                                                        --------    --------
TOTAL CURRENT LIABILITIES                                 55,387      51,531
                                                        --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 8,000,000 shares
     authorized, none issued                                  --          --
   Common stock, $.001 par value; 40,000,000 shares
     authorized, 14,500,000 issued and outstanding        14,500      14,500
   Additional paid-in capital                              2,900       2,900
   Deficit accumulated during the development stage      (52,370)    (48,749)
                                                        --------    --------
                                                         (34,970)    (31,349)
                                                        --------    --------

                                                        $ 20,417    $ 20,182
                                                        ========    ========

                             See accompanying notes.

                                   HUNAPU INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Cumulative During the        For The Three Months
                                                 Development Stage            Ended March 31,
                                               (January 19, 2000 to    ---------------------------
                                                 March 31, 2003)           2003           2002
                                                 ------------          ------------    ------------

REVENUES                                         $         --          $         --    $         --
                                                 ------------          ------------    ------------

COSTS AND EXPENSES:
     Filing fees                                        5,915                    85              85
     Professional fees                                 37,719                 2,500           1,026
     Other expenses                                     6,407                   650              26
     Interest expense                                   2,329                   386             202
                                                 ------------          ------------    ------------
                                                       52,370                 3,621           1,339
                                                 ------------          ------------    ------------

NET LOSS                                         $    (52,370)         $     (3,621)   $     (1,339)
                                                 ============          ============    ============

  LOSS PER SHARE
      Basic and Diluted                          $         --          $         --    $         --
                                                 ------------          ------------    ------------
      Weighted average number of common shares
       outstanding                                 12,873,585            14,500,000      13,200,000
                                                 ============          ============    ============





                             See accompanying notes.

                                   HUNAPU INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Cumulative During
                                                                the Development          For The Three Months Ended
                                                                    Stage                        March 31,
                                                              (January 19, 2000 to      ---------------------------
                                                                 March 31, 2003)           2003           2002
                                                               -------------------      --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $(52,370)          $ (3,621)          $ (1,339)

     Compensatory shares                                                3,000                 --                 --

     Adjustment to reconcile net loss to net cash utilized by operating activities

       Increase in accrued expenses                                    28,387              1,356                203
                                                                     --------           --------           --------

        Net cash utilized by operating activities                     (20,983)            (2,265)            (1,136)
                                                                     --------           --------           --------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from officers' loans                                     27,000              2,500                 --

     Net proceeds from sale of common units                            14,400                 --             18,000
                                                                     --------           --------           --------

          Net cash provided by financing activities                    41,400              2,500             18,000
                                                                     --------           --------           --------

                                                                       20,417                235             16,864
   NET INCREASE IN CASH AND CASH EQUIVALENTS

                                                                           --             20,182              2,572
                                                                     --------           --------           --------
      Cash and cash equivalents at beginning of period
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 20,417           $ 20,417           $ 19,436
                                                                     ========           ========           ========

                                   HUNAPU INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Hunapu Inc. (the "Company") was organized in the state of Nevada on January 19, 2000. The Company was formed to serve as a vehicle to raise capital to acquire a business and is currently considered a "blank check" company inasmuch as the Company was not generating revenues, did not own an operating business and had no specific business plan other than to engage in a merger or acquisition. The Company had no employees and no material assets. Administrative services are currently being provided by an entity controlled by an officer of the Company at no charge. The Company's efforts to date have been limited to organizational activities and seeking an appropriate merger or acquisition vehicle.


The Company is considered as being in the development stage, since its inception, in accordance with Statement of Financial Accounting Standards No. 7, and its year-end is December 31.

The accounting policies followed by the Company are set forth in Note 2 to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002. Specific reference is made to this annual report for a description of the Company's securities and the notes to the financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required by accounting principles generally accepted in the United States of America.


In the opinion of management, the accompanying unaudited interim financial statements of the Company contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002.


As shown in the financial statements, the Company has incurred net losses, has negative working capital and has an accumulated deficit of $52,370 as of March 31, 2003. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company has completed an initial public offering of its securities (see Note 3 for additional information).

On February 7, 2003, the Company entered into a Merger Agreement and Plan of Reorganization with InforMedix Acquisition Corp. Under the merger agreement, InforMedix was to merge with and into the Company, subject to specified conditions and terms set forth in the agreement. The Company completed the merger on May 8, 2003, subsequent to the balance sheet date. Hunapu was the surviving corporation in the merger and changed its name to InforMedix Holdings, Inc., a Nevada corporation. InforMedix Acquisition Corp., formed on June 26, 2002, is the parent corporation of InforMedix, Inc. formed on January 27, 1997. InforMedix Acquisition Corp.'s sole material asset was its 100% ownership interest in InforMedix, Inc. InforMedix, Inc. has developed and integrated a portable, patient-interactive monitoring device, hardware, software and network communication system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manager patients' medication compliance and clinical response. The Med-eMonitor System (TM) leverages the company's strong intellectual property with 15 patents issued and 10 patents pending. InforMedix Acquisition Corp.'s sole material asset was its 100% ownership interest in InforMedix, Inc.

The consideration paid by the Company in acquiring InforMedix is as follows:

                                   HUNAPU INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

(i) the issuance of 14,677,400 shares of Company common stock to the stockholders of InforMedix Acquisition Corp. in exchange for their shares of InforMedix common stock.

(ii) the issuance of 225, 000 shares of Company common stock to the three holders of currently outstanding convertible notes of InforMedix in connection with the automatic conversion of such notes exclusive of accrued interest on such notes; and

(iii) the issuance of warrants to purchase up to a maximum of 3,020,000 shares of Company common stock to the holders of currently outstanding warrants to purchase InforMedix common stock.



NOTE 2 - LOAN PAYABLE - STOCKHOLDER:

On August 30, 2000, the Company borrowed $7,500 from a stockholder of the Company. During the years ended December 31, 2002 and 2001, the Company received additional loans from this stockholder in the amounts of $11,000 and $6,000, respectively. These loans bear interest at 6% per annum and as of December 31, 2002 and 2001, interest accrued and unpaid aggregated $1,943 and $885, respectively. The due date of these loans, which was originally one year from date of receipt, have been extended to a date 19 months from November 9, 2001, unless the Company is successful in consummating a business acquisition at an earlier date. In February 2003, the Company received additional loans of $2,500 and as of March 31, 2003, interest accrued and unpaid aggregated $2,329.


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

The Company's Registration Statement on Form SB-2 (No. 333-45774) (the "Registration Statement") was declared effective by the Securities and Exchange Commission (the "SEC") on November 9, 2001. The Company registered 800,000 shares of its common stock for public sale under the Registration Statement, including 200,000 shares issuable upon exercise of the Class A warrants underlying the units. On February 14, 2002, the Company completed the sale of 600,000 units pursuant to the Registration Statement, at a per unit price of $.03, for gross proceeds of $18,000. As a blank check company, all of the units so sold and the proceeds from such sale were held in escrow, in accordance with SEC rules. If the Company did not complete a business combination by May 8, 2003, such proceeds, and accrued interest, would have been returned to the investors and the underlying securities canceled. Accordingly, these contingently issued shares were not considered outstanding in the calculation of earnings per share. The Company completed this merger on May 8, 2003, with InforMedix Acquisition Corp., as described in Note (1) above, and the units and proceeds were released from escrow.

In April 2002, the Company issued 100,000 shares of its common stock in lieu of payment of professional fees in the amount of $3,000.

                                   HUNAPU INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to Hunapu Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward- looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2002, our prospectuses, dated November 9, 2001 and April 8, 2003, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10- QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

We are currently in the development stage. We have no operating business, and all our activities since inception have been related to our formation and completing our initial public offering in which we raised $18,000 of gross proceeds from the sale of all 600,000 units that were sold. Our ability to continue operations is contingent upon completing a business combination. To date, we have not incurred any material costs or expenses other than those associated with formation of the company and our public offering. On February 14, 2002, we completed our initial public offering. Pursuant to Rule 419 under the Securities Act, the gross proceeds from the offering of $18,000 were held in escrow and, as of March 31, 2002, we had cash on hand of $20,417, including such escrowed funds. Funds to pay for offering expenses were loaned to us by an affiliate of our chief executive officer, his estate planning entity. This estate planning entity had loaned an aggregate of $27,000 to us as of March 31, 2003. Following the completion of the merger with InforMedix Acquisition Corp. on May 8, 2003, we used the net proceeds of the offering, together with the income and interest earned thereon, if any, to repay our indebtedness to this affiliate of our chief executive officer. We did not have discretionary access to any income on the monies in the escrow account and stockholders did not receive any distribution of the income or have any ability to direct the use or distribution of any such income. Thus, any such income caused the amount in escrow to increase. Although we were entitled to request that up to 10% of the proceeds held in escrow be released to us to pay the costs of evaluating potential business combinations, we did not do so. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since present management all resigned after the merger, we cannot determine what remuneration, if any, will be paid to new management after a business combination.

We entered into a Merger Agreement and Plan of Reorganization, dated as of February 7, 2003, with InforMedix. On May 8, 2003, we completed the merger with InforMedix subsequent to the balance sheet date. Our acquisition of InforMedix Acquisition Corp. was structured as a merger of InforMedix Acquisition Corp. with and into Hunapu Inc. The agreement calls for our acquisition of InforMedix Acquisition Corp., and thereby InforMedix, for an aggregate of approximately 14,902,400 shares of our common stock and the retirement of 11,090,000 shares of our common stock owned by our current president, John C. Francis. We intend to change our name to InforMedix Holdings Inc. and operate InforMedix as a wholly-owned subsidiary upon completion of the transactions contemplated by the merger agreement.

InforMedix Acquisition Corp., formed on June 26, 2002, is the parent corporation of InforMedix, Inc. formed on January 27, 1997. InforMedix Acquisition Corp.'s sole material asset was its 100% ownership interest in InforMedix, Inc. InforMedix, Inc. has developed and integrated a portable, patient-interactive monitoring device, hardware, software and network communication system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manager patients' medication compliance and clinical response. The Med-eMonitor System (TM) leverages the company's strong intellectual property with 15 patents issued and 10 patents pending.

The consideration paid by the Company in acquiring InforMedix is as follows:

         (i) the issuance of 14,677,400 shares of Company common stock to the stockholders of InforMedix Acquisition Corp. in exchange for their shares of InforMedix common stock;

         (ii) the issuance of 225,000 shares of Company common stock to the three holders of currently outstanding convertible notes of InforMedix in connection with the automatic conversion of such notes exclusive of accrued interest on such notes; and

         (iii) the issuance of warrants to purchase up to a maximum of 3,020,000 shares of Company common stock to the holders of currently outstanding warrants to purchase InforMedix common stock.

         The closing of the transactions contemplated by the merger agreement was conditioned upon a number of factors, including satisfactory due diligence reviews, governmental and regulatory approvals, as necessary, our filing and causing to become effective a post-effective amendment to our registration statement on Form SB-2 in compliance with SEC Rule 419, stockholder approval of the merger and merger agreement and approval of at least 80% in interest of the IPO investors of the acquisition. Our post-effective amendment to our registration statement was declared effective by the SEC on April 8, 2003. We obtained requisite approval of our Stockholders on April 18, 2003 and approval of in excess of 80% in interest of our IPO investors by May 8, 2003. The proceeds from our offering which were held in escrow were released to us, and the securities sold in the offering were released to the purchasers in the offering, upon our satisfaction of the foregoing requirements by May 8, 2003.

Results of Operations for Three Months Ended March 31, 2003

         Expenses increased by $2,282 for the three months ended March 31, 2003, compared to the comparable period in the prior year. Professional fees increased by $1,474 and other expenses increased by $624. The Company will incur substantial expenses, in the coming year, including expenses for professional and other consulting services, as a result of the merger with InforMedix.

         As of March 31, 2003, loans from our chief executive officer aggregated $27,000. Cash on hand as of March 31, 2003 was $20,417, including the $18,000 held in escrow pending the closing of the merger with InforMedix. Our net loss for the three months ended March 31, 2003 was $3,621 compared to $1,339 during the comparable period in the prior year and our cumulative deficit during the development stage was $52,370 as of March 31, 2003.

Item 3.  Controls and Procedures.

An evaluation was performed, as of March 31, 2003, under the supervision and with the participation of our President, Chief Executive Officer and Treasurer, who also serves as our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, this officer has concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2003.

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

The following sets forth, for the period commencing on the effective date of the Form SB-2 through March 31, 2003, the types and amounts of expenses we incurred in connection with the issuance and distribution of the units registered in the Form SB-2. None of such expenses were incurred to, nor were payments of such expenses made to, directly or indirectly, any (a) of our directors, officers or their affiliates, (b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates. However, as we borrowed funds from our president in order to pay certain of such expenses, we repaid our indebtedness to this officer from the proceeds of the offering upon release to us from escrow of the offering proceeds in accordance with SEC Rule 419 following the May 7, 2003 merger with InforMedix.

         Type of Expense                                    Amount of Expense
         ---------------                                    -----------------
         SEC registration filing fee...................      $    1,605.00
         Legal fees....................................           6,350.57
         Accounting fees...............................           3,750.00
         Printing costs................................           3,823.00
         Escrow agent fee..............................             500.00
         Miscellaneous fees and expenses...............           1,971.43
                                                             -------------
              Total expenses...........................      $   18,000.00
                                                             -------------


Item 3.  Defaults on Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None. The Company's Special Meeting of Shareholders occurred on April 18, 2003 subsequent to the fiscal quarter ended March 31, 2003.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

  Exhibit
  Number      Description
----------    -----------
    3.1       Composite Certificate of Incorporation of the Company.
    3.2       Restated By-Laws of the Company.
   99.1       Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 8, 2003         Hunapu, Inc.


                           By:           /s/ John C. Francis
                               ---------------------------------------------
                               John C. Francis, President and Treasurer
                                     (Duly Authorized Officer and
                               Principal Financial and Accounting Officer)

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

Date: May 8, 2003
                                           /s/ John C. Francis
                                          ----------------------------
                                             John C. Francis

                                  Hunapu, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2003

                                  EXHIBIT INDEX

Exhibit
Number        Description
---------     ------------
   99.1       Statement pursuant to 18 U.S.C.ss.1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.