Form 10QSB
period 2003-06-30
INFORMEDIX HOLDINGS INC
filed 2003-08-19
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the quarterly period ended: JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the transition period from _________ to __________

                        COMMISSION FILE NUMBER: 000-50221

                            INFORMEDIX HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0462762
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                                GEORGETOWNE PARK
                               5880 HUBBARD DRIVE
                            ROCKVILLE, MD 20852-4821
                    (Address of principal executive offices)

                                 (301) 984-1566
                           (Issuer's telephone number)

                                   HUNAPU INC.
                         1700 WEST HORIZON RIDGE PARKWAY
                               HENDERSON, NV 89012
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 9,165,585 shares of the registrant's common stock, par value $.001 per share, outstanding as of August 18, 2003.

Transitional Small Business Disclosure Format (Check One): Yes  X  No
                                                               ---   ---

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet as of June 30, 2003 (unaudited) ....................................      3
   Condensed Consolidated Statements of Operations Cumulative During the Development Stage (January 27, 1997
     to June 30, 2003) and for the Six Months Ended June 30, 2003 and 2002 (Unaudited)......................      4
   Condensed Consolidated Statements of Cash Flows Cumulative During the Development Stage (January 27, 1997
      to June 30, 2003) and for the Three Months Ended June 30, 2003 and 2002 (Unaudited)...................      5
   Notes to Condensed Consolidated Financial Statements Unaudited...........................................      7
Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................     26
Item 3.  Controls and Procedures............................................................................     33

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................................................     34
Item 2.  Changes in Securities..............................................................................     34
Item 3.  Defaults Upon Senior Securities....................................................................     34
Item 4.  Submission of Matters to a Vote of Security Holders................................................     34
Item 5.  Other Information..................................................................................     35
Item 6.  Exhibits and Reports on Form 8-K...................................................................     35

SIGNATURES..................................................................................................     36

EXHIBIT INDEX...............................................................................................     37

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           INFORMEDIX HOLDINGS, INC.
                            (FORMERLY HUNAPU, INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2003
                                  (UNAUDITED)

                                     ASSETS

Current Assets:

  Cash and cash equivalents                                        $      8,864
  Inventory                                                             103,200
  Prepaid expenses and other current assets                             114,298
                                                                   ------------

    Total Current Assets                                                226,362
                                                                   ------------


  Fixed assets, net of depreciation                                      29,843
                                                                   ------------

TOTAL ASSETS                                                       $    256,205
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Current Liabilities:
  Current portion of note payable - bank                           $     82,639
  Notes payable - other                                                 835,000

  Current portion of obligations under capital lease                     19,361
  Accounts payable and accrued expenses                                 509,822
                                                                   ------------

      Total Current Liabilities                                       1,446,822
                                                                   ------------

Long-term Liabilities:
  Note payable - bank, net of current maturities                        107,430

  Obligations under capital lease, net of current maturities              9,200
                                                                   ------------

      Total Long-term Liabilities                                       116,630
                                                                   ------------

      Total Liabilities                                               1,563,452
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, No Par Value; 4,500,000 shares authorized

    0 shares issued and outstanding                                          --
  Common stock, $.001 Par Value; 20,000,000 shares authorized

    9,165,585 shares issued and outstanding                               9,166
  Additional paid-in capital                                         11,441,148
  Deficit accumulated during the development stage                  (12,757,561)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                           (1,307,247)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    256,205
                                                                   ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED       Cumulative Totals
                                                               JUNE 30,                        JUNE 30,             January 27, 1997
                                                            2003            2002           2003            2002     to June 30, 2003
                                                      -----------------------------------------------------------------------------
OPERATING REVENUES
  Sales                                               $         --    $     10,367    $         --    $     10,367    $    140,445


COST OF SALES                                                   --             179              --             179         245,428
                                                      -----------------------------------------------------------------------------


GROSS PROFIT (LOSS)                                             --          10,188              --          10,188        (104,983)
                                                      -----------------------------------------------------------------------------

OPERATING EXPENSES
   Compensation expense                                    246,294         202,012         167,004         114,589       6,181,893
   Research and development                                104,968          50,605          63,679          23,996       3,811,993
   General and administrative expenses                     326,251         159,493         240,178          64,741       2,326,344
   Depreciation and amortization                            14,944          17,718           7,472           8,859         114,721
                                                      -----------------------------------------------------------------------------
       Total Operating Expenses                            692,457         429,828         478,333         212,185      12,434,951
                                                      -----------------------------------------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                        (692,457)       (419,640)       (478,333)       (201,997)    (12,539,934)

OTHER INCOME (EXPENSE)

   Reversal of payables                                         --         235,536              --              --         235,536

   Loss on conversion of debt to
     equity - related party                                     --              --              --              --        (249,162)

   Interest income                                             221           1,904              --             635          38,372
   Interest expense                                        (54,584)        (34,577)        (33,378)        (19,587)       (242,373)
                                                      -----------------------------------------------------------------------------
       Total Other Income (Expense)                        (54,363)        202,863         (33,378)        (18,952)       (217,627)
                                                      -----------------------------------------------------------------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            $   (746,820)   $   (216,777)   $   (511,711)   $   (220,949)   $(12,757,561)

Provision for Income Taxes                                      --              --              --              --              --
                                                      -----------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHARES                  $   (746,820)   $   (216,777)   $   (511,711)   $   (220,949)   $(12,757,561)
                                                      =============================================================================

NET LOSS PER BASIC AND DILUTED SHARES                 $   (0.08148)   $   (0.22176)   $   (0.05583)   $   (5.27441)
                                                      =============================================================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                   9,165,585         977,549       9,165,585         977,549
                                                      =============================================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                   (UNAUDITED)

                                                                                                    Cumulative Totals
                                                                                                    January 27, 1997
                                                                    2003               2002         to June 30, 2003
                                                                ------------       ------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $   (746,820)      $   (216,777)      $(12,757,561)
                                                                ------------       ------------       ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and amortization                                    14,944             17,718            114,721
     Issuance of stock options and warrants in exchange
        for compensation                                                  --            142,083          1,649,502
     Common stock issues for compensation and services                    --              1,120          3,909,383
     Services provided for equity                                         --                 --          3,365,847
     Common stock  issues for settlement of vendor
        payables                                                          --                 --            576,639
      Reversal of payables                                                --           (235,536)          (235,536)
      Loss on conversion of debt to equity - related party                --                 --            249,162
      Loss on disposition of fixed assets                                 --             25,818            171,467

  Changes in assets and liabilities
     (Increase) in inventory                                        (103,200)                --           (103,200)
     (Increase) in prepaid expenses and other assets                  42,620               (266)           (14,298)
     Increase (decrease) in accounts payable and
       and accrued expenses                                          289,797             70,047            764,208
                                                                ------------       ------------       ------------
     Total adjustments                                               244,161             20,984         10,447,895
                                                                ------------       ------------       ------------
     Net cash (used in) operating activities                        (502,659)          (195,793)        (2,309,666)
                                                                ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase (decrease) in amounts due to related parties                  --            188,468            500,000
   Acquisitions of fixed assets                                           --                 --           (124,761)
                                                                ------------       ------------       ------------
      Net cash provided by investing activities                           --            188,468            375,239
                                                                ------------       ------------       ------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                         (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                   (UNAUDITED)

                                                                                              CUMULATIVE TOTALS
                                                                                               JANUARY 27, 1997
                                                                    2003           2002        TO JUNE 30, 2003
                                                                -----------    -----------    -----------------

CASH FLOWS FROM FINANCING ACTIVITES

Proceeds from common stock issuances                            $      --      $      --         $   805,930

Proceeds from note payables - other                                 835,000           --           1,360,000

Proceeds from issuance of mandatorily redeemable common stock          --             --             100,000

Net proceeds from refinancing of note payable                          --             --             224,676

Payments of notes payable                                          (383,056)          --            (530,254)

Payments of obligations under capital lease                            --             --             (17,061)
                                                                -----------    -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           451,944           --           1,943,291
                                                                -----------    -----------       -----------

NET INCREASE (DECREASE) IN

CASH AND CASH EQUIVALENTS                                           (50,715)        (7,325)            8,864

CASH AND CASH EQUIVALENTS -

BEGINNING OF PERIOD                                                  59,579          8,297              --
                                                                -----------    -----------       -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                       $     8,864    $       972       $     8,864
                                                                ===========    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense                                                $    42,236    $     6,709
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:



Issuance of stock options                                       $      --      $   142,083
                                                                ===========    ===========

Common stock issues for compensation and services               $      --      $     1,120
                                                                ===========    ===========


Issuance of common stock for settlement of vendor payables      $      --      $      --
                                                                ===========    ===========

Conversion of accrued interest to common stock                  $    18,851    $      --
                                                                ===========    ===========

Conversion of notes payable to common stock                     $   225,000    $      --
                                                                ===========    ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  --------------------------------------

                  The condensed consolidated unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements of Hunapu Inc. and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                  On May 8, 2003, InforMedix Acquisition Corp. merged with and into Hunapu Inc. pursuant to the Agreement and Plan of Reorganization dated February 7, 2003 (the "Agreement"). Hunapu Inc. was the surviving entity and changed its name to InforMedix Holdings, Inc., a Nevada corporation.

                  Pursuant to the Agreement, Hunapu acquired InforMedix Acquisition Corp., subject to specified conditions and terms set forth in the Agreement. The consideration paid by Hunapu for its acquisition of InforMedix Acquisition Corp. consisted of the issuance of 7,451,000 shares (post-split) of Hunapu common stock, inclusive of 112,500 shares (post-split) that were issued to InforMedix debt holders in conversion of their notes to equity, for the net assets of InforMedix Acquisition Corp. Simultaneously, with the acquisition of the issuance of the 7,451,000 shares of stock, Hunapu cancelled 5,545,000 shares (post-split) of stock issued to their chief executive officer.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  For accounting purposes, the transaction has been accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, InforMedix Acquisition Corp. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of InforMedix Acquisition Corp.

                  Additionally, following the merger, the sole officer and director of Hunapu resigned from the board of directors and was replaced with several officers of InforMedix Acquisition Corp.

                  InforMedix Holdings, Inc. stockholders also approved the authorization of 9,000,000 shares (4,500,000 post-split) of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

                  On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003.

                  InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. (a development stage company) (the "Company") which was incorporated in the state of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor Systems. Since its inception, the Company has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has generated small amounts of revenue through sales of its Med-e Monitor System to academic research centers, and is in the process of raising funds to complete scalable manufacturing of its product offering to increase sales. As such, the Company is in the development stage. On August 14, 2002, the Company merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, the Company merged into IFAC in a share exchange agreement, and the Company will be the surviving company post merger, and thus become the lone wholly owned subsidiary of Acquisition Corp.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  (CONTINUED)

                  The Company's stockholders upon the merger received 4.774 shares of Acquisition Corp. stock for each 1 share of the Company's stock. Acquisition Corp., other than the share exchange with the Company and the issuance of 2,350,000 shares (post-split) of its stock to founders of the company had no operations since inception. The merger became effective on August 22, 2002. The Company is the only operational segment of Acquisition Corp.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  DEVELOPMENT STAGE COMPANY

                  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises ". The Company has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It has sold Med-e Monitor Systems to academic centers to complete grant-funded clinical research, and has recently made arrangements to compete the design of its product for scalable manufacturing in preparation for expansion of sales activities.

                  PRINCIPLES OF CONSOLIDATION

                  The condensed consolidated financial statements include the accounts of the Company and its subsidiary for the six months ended June 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The June 30, 2002 figures represent the Company only, prior to the acquisition by Acquisition Corp.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  USE OF ESTIMATES

                  The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

                  The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

                  FIXED ASSETS

                  Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and five years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  INTELLECTUAL PROPERTY ASSETS

                  The Company owns 15 issued U.S. and Foreign and 10 (consolidated 8 US provisional applications into 1 application, thus reducing pending patents from 18 to 10) pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at June 30, 2003.

                  INTERNAL USE SOFTWARE COSTS

                  Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force
                  (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six months ended June 30, 2003 and 2002 have been expensed as research and development since these were returned to the consulting company in 2002.

                  START-UP COSTS

                  In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

                  REVENUE AND COST RECOGNITION

                  The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are billed rather than when the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  RESEARCH AND DEVELOPMENT

                  Research and development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 10 (consolidated 8 US provisional applications into 1 application, thus reducing pending patents from 18 to 10) pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-e Monitor devices, communications connectivity between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

                  INCOME TAXES

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six months ended June 30, 2003 and 2002, respectively.

                  ADVERTISING

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $258 for the six months ended June 30, 2003 and 2002, respectively.

                  RECLASSIFICATIONS

                  Certain amounts in the 2002 condensed consolidated financial statements were reclassified to conform to the 2003 presentation. The reclassifications in 2002 resulted in no changes to the deficits accumulated during the development stage.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                  Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants, of which by September 30, 2002, all Company options and warrants that had been issued up to that point in time were converted. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2003 and 2002 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                      June 30,    June 30,

                                                       2003         2002
                                                       ----         ----

Net Loss                                          ($  746,820)   ($  216,777)
                                                  -----------    -----------

Weighted-average common shares
  outstanding (Basic)                               9,165,585        977,549

Weighted-average common stock equivalents:
      Stock options                                         -              -
      Warrants                                              -              -
                                                  -----------    -----------

Weighted-average common shares
    outstanding (Diluted)                           9,165,585        977,549
                                                  ===========    ===========

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                  Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on the condensed consolidated financial statements.

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on the results of operations, financial position and cash flows.

                  On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but cites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the condensed consolidated financial statements.

                  On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect the condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the condensed consolidated financial statements. This statement does not affect the condensed consolidated financial statements.

                  STOCK-BASED COMPENSATION

                  Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

                  The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  STOCK-BASED COMPENSATION (CONTINUED)

                  The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

                  INVENTORY

                  Inventory consists of the Med-e Monitor Systems that have been developed. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

NOTE 3 -          FIXED ASSETS

                  Fixed assets consist of the following at June 30, 2003:

                  Office and manufacturing equipment   $ 33,398
                  Computer equipment                     39,728
                  Equipment under capital leases         45,622
                                                       --------
                                                        118,748
                  Less:  accumulated depreciation        88,905
                                                       --------
                  Net book value                       $ 29,843
                                                       ========

                  Depreciation expense for the six months ended June 30, 2003 and 2002 was $14,944 and $17,718, respectively. Included in that amount is $9,504 and $6,454, of amortization expense of equipment under capital leases for the six months ended June 30, 2003 and 2002, respectively. In January 2002, the Company pursuant to a settlement agreement with one of its vendors returned $51,635 of computer equipment that had $25,818 in accumulated depreciation.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 4 -          NOTE PAYABLE - BANK

                  The Company entered into a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. The Company did commence payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and the Company was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001 whereby the Company was provided an extension through June 30, 2002 on their payments. Interest payments due were paid currently. The Company commenced repayment of the principal balance on the loan on August 2, 2002. The unpaid balance on the note payable at June 30, 2003 was $190,069. Of this amount $82,639 is reflected as current maturities at June 30, 2003. Additionally, the balance is due on November 30, 2004, the date the note was extended to.

                  The note is collateralized by certain officers and founders of the Company personally. For signing personally on the note, the officers were given stock.

                  Interest expense pertaining to this note was $9,553 and $20,052 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 5 -          NOTES PAYABLE - OTHER

                  The Company in August 2002, entered into a Promissory Note with its CEO in the amount of $25,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when they merged into a public company. All accrued interest along with this note was converted to stock at the time of the merger.

                  The Company in August 2002, entered into a Promissory Note with its Investment Banker, Rockwell, in the amount of $50,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when they merged into a public company. Additionally, Rockwell, on the Company's behalf, funded $100,000 to an investor relations firm as a prepayment for investor relation services.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 5 -          NOTES PAYABLE - OTHER (CONTINUED)

                  On August 14, 2002, the $50,000 note was converted upon the issuance of 2,350,000 shares (post-split) of Acquisition Corp. The stock was issued at just over par value, and was issued as founders stock. The $100,000 and all accrued interest was converted to stock at the time of the merger.

                  The Company in August 2002, entered into a Promissory Note with American United Global, Inc. ("AUGI") in the amount of $100,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when they merged into a public company. All accrued interest along with the note was converted to stock at the time of the merger. This note matures upon the occurrence of various events, all anticipated to be within the year.

                  Upon the issuances of the promissory notes with Rockwell, the Company entered into an Intellectual Property Security Agreement as collateral for the amounts advanced. The other promissory note holders, the CEO and AUGI shared in the same rights as Rockwell under that agreement. Once these Notes were converted into equity, the Intellectual Property Security Agreement was terminated.

                  On November 5, 2002, the Company entered into a Security and Loan Agreement with Private Equity Investors, LLC ("PIE") in the amount of $350,000. The purpose of this transaction was to fund the Company for the scalable manufacturing of their products, and provide funds for expansion of the marketing and sales of their Med-e Monitor product line. This note was repaid in April 2003.

                  On February 1, 2003 and June 12, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $15,000 for a total of $85,000 all due and payable at 12% interest in December 2003. All notes are uncollateralized, and interest of $3,213 is accrued at June 30, 2003 on these notes.

                  The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003. Proceeds of this note were used to repay the PIE debt and some other existing debt as well as fees and related costs to complete the merger. Interest is being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants (post-split), which have not been exercised as of June 30, 2003. As of June 30, 2003, interest expense and accrued on this note is $20,000.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 6 -          RELATED PARTY TRANSACTIONS

                  During 2002 and 2001, the Company received advances from IM Funding, LLC. IM Funding, LLC is a limited liability company mostly comprised of officers and board of director members of the Company. During 2002 and 2001, the Company was advanced $500,000 (plus $15,000 of interest) of which $321,532 was advanced as of December 31, 2001. The amount accrued interest at a rate of 12% per year, and was converted into 95,832 shares (post-split) of common stock in September 2002 which were issued to the individual members of IM Funding. The value of the shares issued to convert this payable into equity was $7.80 per share (post-split), the fair value of the stock at the time of conversion. This transaction resulted in a loss of $249,162, which is reflected in the consolidated statements of operations for the year ended December 31, 2002.

NOTE 7 -          OBLIGATIONS UNDER CAPITAL LEASE

                  The Company is the lessee of computer equipment and office equipment under capital leases expiring during 2006.

                  Minimum lease payments under capital leases at June 30, 2003, are as follows:

                           2003                               $   25,921
                           2004                                    5,095
                           2005                                    5,095
                           2006                                    3,396
                                                              -----------

                                                                  39,507

                  Less: amounts representing interest            (10,946)
                  Less: current portion                          (19,361)
                                                              -----------

                           Long-term portion                    $   9,200
                                                              ===========

NOTE 8 -          OPERATING LEASE

                  During 2000, the Company entered into a lease for office space commencing February 1, 2000 through January 31, 2002 including escalation of payments. Since January 31, 2002, the Company is on a month-to-month rent at its offices. On lease inception, the Company issued 500 shares (post-split) of common stock to the lessor that has been valued at the fair market value of $20 per share (post-split) resulting in a charge to operations of $10,000. Effective March 2003, the landlord sold the building the Company is located in and, at that time, the Company signed a one year lease agreement for $2,294 per month.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 9 -          PROVISION FOR INCOME TAXES

                  Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

                  At June 30, 2003, deferred tax assets consist of the following:

                  Net operating loss carryforwards        $5,103,024
                  Less:  valuation allowance              (5,103,024)
                                                         ------------
                                                         $    -0-
                                                         ============

                  At June 30, 2003, the Company had deficits accumulated during the development stage in the approximate amount of $12,757,561, available to offset future taxable income through 2019. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 -         STOCKHOLDERS' (DEFICIT)

                  COMMON STOCK

                  Upon the merger into Hunapu, the Company had 40,000,000 shares of common stock authorized (20,000,000 following the reverse stock split). Prior to the merger of Hunapu and the Company, there were 7,250,000 shares (post-split) outstanding in Hunapu of which 5,545,000 (post-split) were cancelled for a new total number of 1,705,000 shares (post-split). Then, the merger transaction resulted in the issuance of 7,451,000 Hunapu shares (post-split) to InforMedix shareholders to acquire the net assets of InforMedix Acquisition Corp. This brought the total issued and outstanding shares to 9,156,000 shares (post-split).

                  The Company issued 9,385 additional shares (post-split) for accrued interest on notes payable in the quarter ended June 30, 2003.

                  On June 23, 2003, the Company's Board of Directors approved a reverse 1-for-2 stock split effective June 30, 2003. After the split, the Company had 9,165,585 shares of common stock issued and outstanding. In addition, the Company reduced the authorized level of stock to 20,000,000.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 10 -         STOCKHOLDERS' (DEFICIT) (CONTINUED)

                  PREFERRED STOCK

                  InforMedix Holdings, Inc. stockholders also approved the authorization of 9,000,000 shares of preferred stock (4,500,000 following the reverse stock split) which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of June 30, 2003.

                  STOCK OPTION PLAN AND WARRANTS

                  In April 2003, upon the merger transaction, the Company's Board of Directors approved the former Hunapu Inc. 2003 Stock Incentive Plan (the "Plan"). The Plan has 1,250,000 shares (post-split) of common stock available for issuance and is anticipated to increase this amount to 3,000,000 shares subject to the approval of the Compensation Committee of the Board of Directors and the shareholders. Rewards will be based on performance criteria approved by the Company's shareholders, compensation committee and Board of Directors after consultation with the underwriter or placement agent. After the reverse 1-for-2 stock split on June 30, 2003, the Company has granted 900,000 options of which 1/3 of them will vest at December 31, 2003. The Company for the six months ended June 30, 2003 has not expensed any portion of these stock options. All of these options were granted to employees, officers and key members of the management team of the Company.

                  The Company has issued 1,570,000 stock warrants as of June 30, 2003. These warrants were issued in connection with various notes that the Company entered into, and none of the warrants have been exercised as of June 30, 2003.

                  Under the Black-Scholes option pricing model, the total value of the stock options granted in 2003 is charged to operations as options are fully vested. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 10 -         STOCKHOLDERS' (DEFICIT) (CONTINUED)

                  MANDATORILY REDEEMABLE COMMON STOCK

                  On August 20, 1999 a Stock Purchase Agreement with Advantor was signed providing for the issuance of 15,000 shares (post-split) of common stock to Advantor for cash and services. On August 23, 1999, in accordance with the agreement Advantor purchased 5,000 shares (post-split) of common stock at fair value for cash of $100,000. The remaining 10,000 shares (post-split) were to be issued in blocks of 2,000 shares (post-split) for every 100 inventory units produced by Advantor. In the event that the Company is not publicly traded by December 31, 2004, the Company is obligated upon written notice of Advantor, to repurchase any stock issued of the 15,000 shares (post-split) at the highest price the Company has sold any of its stock within 12 months of Advantor's notice to repurchase. Through August 7, 2002, 86 units had been completed and no additional shares had been granted. To recognize the 86 units produced, the fair value of $34,400 has been credited to accounts payable with the offsetting entry to cost of sales.

                  Upon the merger, and the Company becoming publicly traded, the mandatorily redeemable common stock was converted into common stock and as per the agreement none of the 5,000 issued shares (post-split) will need to be repurchased by the Company.

                  COMMON STOCK ISSUED FOR CASH, SERVICES, AND OTHER TYPE ARRANGEMENTS

                  The Company has issued 560 shares (post-split) of common stock to a director for compensation during the six months ended June 30, 2002.

NOTE 11- COMMITMENTS AND CONTINGENCIES

                  EMPLOYMENT AGREEMENTS

                  The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees have been properly reflected in compensation expense for the six months ended June 30, 2003 and 2002, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock in lieu of cash for the services rendered.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 12 -         GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred substantial net losses for the six months ended June 30, 2003, as well as the years ended December 31, 2002 and 2001. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management believes that the Company's capital requirements will depend on many factors including the success of the Company's product development efforts. The Company has retained an investment banker, Meyers Associates, L.P. ("Meyers"), to assist the Company in raising capital. Meyers has begun preparation of a term sheet to provide bridge loan and private equity financing to the Company.

                  The Company had an infusion of cash in the amount of $750,000 of convertible debt with warrants in April 2003, In addition convertible debt with warrants from a private placement equity investment company in the amount of $350,000 was placed in November 2002, and has since been repaid. The purpose of these transactions is to fund the Company for the scalable manufacturing of their products, and provide funds for expansion of the marketing and sales of their Med-e Monitor product line.

                  The Company entered into the merger with Hunapu and became publicly traded anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to their Med-e Monitors and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-e Monitor product and believes that revenues may be generated by next year. The Company received delivery of its first 250 Med-e Monitor devices in the first quarter of 2003. Additionally, three health care companies have accepted delivery of these devices on a test basis to be evaluated for use in disease management/clinical trial programs. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 13 -         PATENTS

                  The Company has been successful in securing and has been issued 15 U.S. and Foreign patents pertaining to the design and development of its Med-e Monitors. The Company believes, as a result of an independent valuation of its patents, that it owns the "pioneer" patent portfolio in medication compliance and patient monitoring, as its patents have been cited as prior art in 154 issued patents. In addition, there are 10 (after consolidation of 8 US provisional applications into 1 US application) U.S. and Foreign patents currently pending. The cost in obtaining these patents has been expensed as a research and development expense by the Company in the year that the costs pertained to in accordance with SOP 98-1.

NOTE 14 -         SUBSEQUENT EVENTS

                  The Company recently signed a term sheet with an investment banker, Meyers Associates, L.P., whereby under the terms of the term sheet, Meyers will use its best efforts to provide bridge financing in the amount of $300,000 by mid third fiscal quarter 2003, and equity financing of up to $5,000,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Throughout this Quarterly Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to InforMedix Holdings, Inc.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB, our Annual Report on Form 10-KSB for the year ended December 31, 2002, our prospectuses, dated November 9, 2001 and April 8, 2003, as supplemented, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PLAN OF OPERATION

Our company was formed as Hunapu Inc. in the State of Nevada on January 19, 2000. We entered into a Merger Agreement and Plan of Reorganization, dated as of February 7, 2003, with InforMedix Acquisition Corp. Our efforts until that time were limited to organizational activities and seeking an appropriate merger or acquisition vehicle. InforMedix Acquisition Corp., formed on June 26, 2002, was the parent corporation of InforMedix, Inc., which was formed on January 27, 1997. InforMedix Acquisition Corp.'s sole material asset was its 100% ownership interest in InforMedix, Inc. On May 8, 2003, we completed the merger with InforMedix. Our acquisition of InforMedix Acquisition Corp. was structured as a merger of InforMedix Acquisition Corp. with and into Hunapu Inc.

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

For accounting purposes, this transaction is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former stockholders of InforMedix now own a majority of the outstanding common stock of Hunapu after the acquisition. Accordingly, the combination of InforMedix with Hunapu has been recorded as a recapitalization of InforMedix, pursuant to which InforMedix is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of InforMedix. Upon the completion of the reverse acquisition, InforMedix continues to operate as a wholly-owned subsidiary of InforMedix Holdings, Inc.

Therefore, based on the above transaction, we have provided management's discussion and analysis of financial condition and results of operations for InforMedix.

REVERSE STOCK SPLIT

On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003. As of June 30, 2003, InforMedix Holdings had a total of 20,000,000 shares of common stock authorized, of which, 9,165,585 shares were issued and outstanding. All share and per share data in this report give retroactive effect to the reverse stock split.

COMPANY OVERVIEW

Founded in 1997, InforMedix has developed and integrated a portable patient-interactive monitoring device, hardware, software and network communications system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor System leverages InforMedix's strong intellectual property with 15 patents issued and 10 patents pending.

On May 8, 2003, InforMedix Acquisition Corp. merged with and into Hunapu Inc. pursuant to the Agreement and Plan of Reorganization dated February 7, 2003. Hunapu Inc. was the surviving entity and changed its name to InforMedix Holdings, Inc., a Nevada corporation. The consideration paid by Hunapu for its acquisition of InforMedix Acquisition Corp. consisted of the issuance of 7,451,000 shares of Hunapu common stock, inclusive of 112,500 shares that were issued to InforMedix debt holders in conversion of their notes to equity, exclusive of accrued interest, for the net assets of InforMedix Acquisition Corp. and the issuance of warrants to purchase up to a maximum of 1,510,000 shares of our common stock to the holders of then outstanding warrants to purchase InforMedix common stock. Simultaneously, with the acquisition of the issuance of the 7,451,000 shares of stock, Hunapu cancelled 5,545,000 shares of stock issued to its chief executive officer.

InforMedix Acquisition Corp., Inc. ("Acquisition Corp"), was a Delaware company, incorporated on June 26, 2002, as a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. which was incorporated in the state of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor Systems. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. InforMedix's stockholders upon the merger received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix's stock. Acquisition Corp., other than the share exchange with InforMedix and the issuance of 4,700,000 shares of its stock to founders of InforMedix, had no operations since inception. The merger became effective on August 22, 2002. InforMedix was the only operational subsidiary of InforMedix Acquisition Corp.

Since the Hunapu merger, the sole officer and director of Hunapu resigned from the board of directors and was replaced with several officers of InforMedix Acquisition Corp. InforMedix Holdings, Inc. stockholders have also subsequently approved the authorization of 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While InforMedix's significant accounting policies are more fully described in Note 2 to its condensed consolidated financial statements included elsewhere in this report, InforMedix currently believes the following accounting policies to be critical:

DEVELOPMENT STAGE COMPANY

InforMedix is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises ". InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It has sold Med-e Monitor Systems to academic centers to complete grant-funded clinical research, and has recently made arrangements to compete the design of its product for scalable manufacturing in preparation for expansion of sales activities.

PRINCIPLES OF CONSOLIDATION

InforMedix's condensed financial statements include the accounts of InforMedix Holdings, Inc. and its subsidiary for the six months ended June 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The June 30, 2002 figures represent InforMedix, Inc. only, prior to the acquisitions by InforMedix Acquisition Corp. and Hunapu, Inc.

CASH AND CASH EQUIVALENTS

InforMedix considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

InforMedix maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

FIXED ASSETS

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and five years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

INTELLECTUAL PROPERTY ASSETS

InforMedix owns 15 issued U.S. and Foreign and 10 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheets at December 31, 2002 and 2001, respectively.

INTERNAL USE SOFTWARE COSTS

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six months ended June 30, 2003 have been expensed as research and development expense.

START-UP COSTS

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", InforMedix expenses all costs incurred in connection with the start-up and organization of InforMedix.

RESEARCH AND DEVELOPMENT

Research and development costs are related primarily to InforMedix obtaining its 15 issued U.S. and Foreign and 10 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-e Monitor devices, communications connectively between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

FUNDED DEVELOPMENT CONTRACT

Funded development contract fees are recognized when earned using the percentage-of-completion method throughout the performance period of the contract. Changes in total estimated costs and anticipated losses are recognized in the period in which determined.

InforMedix accounts for the National Institutes of Health (NIH) contract under Statement of Position 98-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", under the percentage-of-completion method. The funding fees earned are recorded as revenue. The work under the funded-development contract was substantially completed in December 2001.

INCOME TAXES

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six months ended June 30, 2003 and 2002, respectively.

ADVERTISING

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $258 for the six months ended June 30, 2003 and 2002, respectively.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants, of which by September 30, 2002, all Company options and warrants that had been issued up to that point in time were converted. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2003 and 2002 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                      June 30,        June 30,
                                                        2003            2002
                                                        ----            ----
Net Loss                                              ($746,820)      ($216,777)
                                                    -----------     -----------
Weighted-average common shares
outstanding (Basic)                                   9,165,585         977,549

Weighted-average common stock equivalents:
Stock options                                              --              --
Warrants                                                   --              --
                                                    -----------     -----------

Weighted-average common shares
outstanding (Diluted)                                 9,165,585         977,549
                                                    ===========     ===========

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

STOCK-BASED COMPENSATION

Employee stock awards under InforMedix's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. InforMedix provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123.

InforMedix measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

InforMedix measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of InforMedix's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

RESULTS OF OPERATIONS

For the six months ended June 30, 2003 compared to June 30, 2003

The Company has not recognized revenues from the sale of its Med-eMonitor System for the six months ended June 30, 2003 and 2002. The product was still in the development stage during these time periods, and was only sold into studies at academic research centers that resulted in two White Papers. These sales were consummated in prior periods wherein the company did recognize nominal revenue from research grants. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

Compensation and General and Administrative expenses for the six months ended June 30, 2003 of $572,545 increased by $211,040 (58%) compared to $361,505 for the same period in the prior year. Despite limited cash, the Company was able to recruit and retain key executives primarily through the issuance of stock options in lieu of cash compensation. For the six months ended June 30, 2003 and 2002, total compensation and vendor services paid for with the issuance of common stock or stock options was $0 and $143,203, respectively.

Research and Development expenses for the six months ended June 30, 2003 of $104,968 increased by $54,363 (107%) compared to $50,605 for the same period in the prior year due to the completion of development work related to the first generation of the Med-eMonitor product. Certain vendors assisting with research and development agreed to receive partial compensation in the form of stock.

Depreciation and Amortization expense decreased for the six months ended June 30, 2003 when compared to the same period ended June 30, 2002 by $2,774 to $14,944. This decrease resulted primarily from the disposition of certain computer equipment in 2002.

Interest expense paid increased by 58% from $34,577 for the six months ended June 30, 2002 to $54,584 for the six months ended June 30, 2003. This increase resulted primarily from an increase in Notes Payable from $807,500 as at June 30, 2002, to $1,025,069 as at June 30, 2003.

The Company recognized non-operating income of $235,536 in the six months ended June 30, 2002 from the settlement of disputed vendor accounts payable. This income recognition represents a one-time adjustment to the price of certain vendor services and should not be expected to recur. There was no similar non-operating income recognized in the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have an operating line of credit from a financial institution and consequently must rely on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitor units. The Company did have monies on deposit of $8,864 at June 30, 2003 and $972 at June 30, 2002.

In February 2003, the Company borrowed $65,000 in the aggregate from several board members and a principal of its investment banking firm. Interest on each note will accrue at a rate of 12% annually. These notes mature on December 4, 2003. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In April 2003, the Company borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note will accrue at a rate of 12% annually. This note matures on October 11, 2003. The note is convertible at a price of $2.00 per share, subject to adjustment. The lender will receive warrants to purchase approximately 800,000 shares of InforMedix common stock for eight years commencing December 1, 2003 at a price of $3.00 per share, subject to adjustment. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In June 2003, the Company borrowed $20,000 from its investment bankers and pledged the patent portfolio as security for the loan. Interest on the note will accrue at a rate of 8% annually. This note matures on August 31, 2003. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In July 2003, the Company borrowed $41,400 in the aggregate from its investment bankers and other related parties. Interest on the notes will accrue at a rate of 8% annually. These notes mature on January 31, 2004 or the date the Company successfully raises equity financing of $500,000. As additional consideration for the loan, the Company will issue 103,500 shares of common stock. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $(746,820) for the six months ended June 30, 2003, and $(216,777) for the six months ended June 30, 2002.

The Company had a working capital deficit of $(1,220,460) at June 30, 2002 which produced a current ratio of 0.18 to 1.0. On June 30, 2002 working capital was negative $(647,689) and the current ratio was 0.01 to 1.0. We have funded the business throughout the development stage primarily through research grants, equity and convertible debt investments from accredited investors, and short-term borrowing. We believe we can achieve significant sales in 2004 and reach break-even operations by 2005, although there can be no assurance of same, at which time we would be able to fund operations from positive cash flows. Our business plan contemplates an equity financing of approximately $1,000,000 to $5,000,000 in 2003 primarily to be used for sales, marketing and manufacture of additional Med-eMonitor Systems. If we are not successful at raising this amount, we will have to reduce expenses associated with all operations in order to avoid continued losses.

In June 2003, the Company entered into a nonbinding memorandum of understanding with an investment banking firm, Meyers Associates, L.P. to privately offer and sell a minimum $1,000,000 to a maximum $5,000,000 of its securities in a private offering and sale in reliance upon an exemption from registration pursuant to section 4(2) of the Securities Act of 1933, as amended or other appropriate exemption. In addition, Meyers Associates, L.P. will privately offer units consisting of 10% promissory notes and warrants for a raise of a minimum of $200,000 up to a maximum of $300,000. The ability to obtain a bridge loan and the proposed Private Placement financing is subject to market conditions, which currently are challenging. However the Company believes its best prospects for raising additional funds is through the agreement with Meyers Associates, L.P.

The agreement with Meyers Associates, L.P. was facilitated by the investment banking firm Rockwell Capital Partners, LLC. In May 2002, the Company entered into an agreement with Rockwell which stipulated that Rockwell would advise the Company in connection with private financings and assist in going public through a reverse merger transaction with a public shell company, followed by assisting the company in raising equity through a PIPE (Private Investment in a Public Entity) of up to $3,000,000. Rockwell committed to InforMedix to raise $400,000, and assisted the Company by introducing it to Vertical Capital Partners, Inc., an affiliated NASD broker-dealer. A total of $250,000 was raised in August and September 2002 from three accredited investors. These securities were sold pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D under the Securities Act. There was no general solicitation and the offering was completed prior to InforMedix commencing discussions with Hunapu.

In November 2002, the company raised $350,000 pursuant to a loan agreement with Private Investors Equity, LLC. The net proceeds were used for working capital and to complete product development. Under the agreement, the company issued a convertible secured promissory note bearing interest at 12% per annum, payable at maturity on May 3, 2003, and issued warrants to purchase 350,000 shares of common stock at an exercise price of $3.00 per share, expiring on November 4, 2007. These securities were sold pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. There was no general solicitation and the offering was completed prior to InforMedix commencing discussions with Hunapu. The Note has been subsequently paid in full.

In furtherance of its objective to become a publicly traded company, the Company completed its merger into Hunapu Inc., a Rule 419 public shell, in May 2003, pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 8, 2003, as supplemented.

Subsequent to the merger, the Company entered into a bridge loan agreement with an accredited investor for $750,000. The Company issued a secured promissory note bearing interest at 12% per annum payable at maturity on October 7, 2003. The note is convertible at a price of $2.00 per share, subject to adjustment. The lender received warrants to purchase approximately 800,000 shares of InforMedix common stock for eight years commencing December 1, 2003 at a price of $3.00 per share, subject to adjustment. This proposed offering did not involve any general solicitation and was exempt from registration pursuant to
Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

A reduction in expenses would jeopardize our ability to carry out our new business strategy and consequently reduce or eliminate future growth, which would adversely affect the value of an investment in our company.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

We believe the Company will meet working capital requirements for the next 12 months from invested capital and sales. The expected growth of the business will have to be primarily funded by additional equity to support the higher inventory and accounts receivable levels. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to enhance our products, take advantage of future sales opportunities or respond to competitive pressures.

We have no written commitments with respect to sales at this time. However, the Company has received letters of support from four pharmaceutical manufacturers and contract research organizations (CROs), endorsing the value of the Med-eMonitor System for clinical trials and disease management applications. InforMedix signed a strategic alliance distribution agreement with a company with market penetration into pharmaceutical industry post-market programs; has had a Med-eMonitor demonstration unit introduced by a preferred government vendor to a major government healthcare provider, which, if satisfied, may result in a major sales opportunity; has been recommended to another pharmaceutical company by one of the largest global CROs to use Med-eMonitor in a clinical trial to be managed by that CRO; and has been asked for Med-eMonitor demonstration units to test and validate the units for disease management purposes by a large, publicly traded disease management company. If the disease management company is satisfied with the demo units, it said that it would introduce the Med-eMonitor to one of its major customers that is already using home physiologic monitoring technology.

InforMedix has taken delivery of 250 next generation Med-eMonitor units from its outsourced manufacturer. Furthermore, InforMedix has shipped units to three potential customers for testing purposes. In addition, a prominent academic research institution has submitted a grant application to the National Institutes of Health ("NIH") to use Med-eMonitor units in research studies in diabetes patients, and two other customers have submitted grant applications to the Robert Woods Johnson Foundation to include the use of Med-eMonitor units in their respective research studies. The potential sales volume from these customers alone may generate sufficient cash flow to sustain operations by 2005. There are no known trends or uncertainties that will have a material impact on potential revenues.

ITEM 3.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the quarter ended June 30, 2003, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We currently are not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

Initial Public Offering

We filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 on September 14, 2000 (Commission file number: 333-45774) in connection with our initial public offering. The SEC declared the Form SB-2, as amended, effective on November 9, 2001. On April 8, 2003, the SEC declared effective a Post-Effective Amendment to the Form SB-2 to reflect the merger with InforMedix Acquisition Corp. and in compliance with SEC Rule 419, to seek approval of at least 80% in interest of the IPO investors of the acquisition.

We registered a total of 600,000 units under the Form SB-2 for public sale at $0.03 per unit. On February 14, 2002, we completed the sale of 600,000 units at a per unit price of $.03 for gross proceeds of $18,000. Thus 1,200,000 shares and warrants to purchase 400,000 shares were issued. Each unit consists of two shares of our common stock as adjusted and one-third (1/3) of one Class A Redeemable Common Stock Purchase Warrant. Each Class A warrant entitles its holder to purchase two shares of our common stock, as adjusted. The Class A Warrants are exercisable for four years from November 9, 2001, subject to earlier redemption, at an exercise price of $5.00 for two shares. We offered the units on a self underwritten, all-or-none basis. All of the units were offered for our account. There were no units offered for sale for the account of any selling securityholder.

The following sets forth, for the period commencing on the effective date of the Form SB-2 through June 30, 2003, the types and amounts of expenses we incurred in connection with the issuance and distribution of the units registered in the Form SB-2. None of such expenses were incurred to, nor were payments of such expenses made to, directly or indirectly, any (a) of our directors, officers or their affiliates, (b) persons owning 10% or more of any class of our equity securities, or (c) of our other affiliates. However, as we borrowed funds from John C. Francis, (who served as our president from the time of our inception until the effectiveness of the merger) in order to pay certain of such expenses. We repaid our indebtedness to Mr. Francis from the proceeds of the offering upon release to us from escrow of the offering proceeds in accordance with SEC Rule 419 following the May 8, 2003 merger.

      Type of Expense                                          Amount of Expense
      ---------------                                          -----------------
      SEC registration filing fee..............................   $  1,605.00
      Legal fees...............................................      6,350.57
      Accounting fees..........................................      3,750.00
      Printing costs...........................................      3,823.00
      Escrow agent fee.........................................        500.00
      Miscellaneous fees and expenses..........................      1,971.43
                                                                  -----------
           Total expenses......................................   $ 18,000.00
                                                                  ===========

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a Special Meeting of Shareholders on April 18, 2003. The purpose of the meeting was to:

     (i) To approve the Merger Agreement and Plan of Reorganization, dated as of February 7, 2003, by and between Hunapu and InforMedix Acquisition Corp., pursuant to which InforMedix merged with and into Hunapu;

     (ii)  To approve and adopt the Hunapu Inc. 2003 Stock Incentive Plan; and

     (iii) To approve and adopt an amendment to the Hunapu Certificate of Incorporation to authorize and create 4.5 million shares of blank check preferred stock.

With respect to approval of the Merger Agreement, 6,257,600 shares voted in favor of the Merger Agreement, no shares voted against and no shares abstained. With respect to the adoption of the Hunapu Inc. 2003 Stock Incentive Plan, 6,257,600 shares voted in favor of the Plan, no shares voted against and no shares abstained. With respect to the adoption of the amendment to our certificate of incorporation, 6,257,600 shares voted in favor of the amendment, no shares voted against and no shares abstained.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Set forth below is a list of the exhibits to this Quarterly Report on Form
10-QSB.

     Exhibit
     Number   Description
     ------   -----------

     31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         1. Current Report on Form 8-K, dated May 8, 2003, reporting under Items 2 and 7 the merger between Hunapu Inc. and InforMedix Acquisition Corp. The financial statements of InforMedix Acquisition Corp. were included in this filing.

         2. Current Report on Form 8-K, dated June 23, 2003, reporting under Items 4, 5 and 7, the termination of Lazar Levine & Felix LLP as the Company's independent public accountants, the appointment of Bagell Josephs & Company LLC as the Company's new independent public accountants and the approval by the Board of Directors of the Company of a 1-2 reverse split of the Company's Common Stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2003            INFORMEDIX HOLDINGS, INC.

                                  By: /s/ Bruce A. Kehr
                                      -----------------------------------------
                                         Bruce A. Kehr, Chief Executive Officer
                                         (Principal executive officer)

                                  By: /s/ Arthur Healey
                                      -----------------------------------------
                                         Arthur Healey, Chief Financial Officer
                                         (Principal financial officer)

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                  EXHIBIT INDEX

     Exhibit
     Number   Description
     ------   -----------

     31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.