Form 10QSB
period 2003-09-30
INFORMEDIX HOLDINGS INC
filed 2003-11-14
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 9,147,741 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 13, 2003.


Transitional Small Business Disclosure Format (Check One):   Yes:      No:  X
                                                                 -----    -----

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:

   Condensed Consolidated Balance Sheet as of September 30, 2003 (unaudited) ............................... 1

   Condensed Consolidated Statements of Operations Cumulative During the Development Stage
   (January 27, 1997 to September 30, 2003) and for the Nine Months and Three Months Ended
    September 30, 2003 and 2002 (Unaudited) ................................................................ 2

    Condensed Consolidated Statements of Cash Flows Cumulative During the Development Stage
    (January 27, 1997 to September 30, 2003) and for the Nine Months Ended September 30, 2003
    and 2002 (Unaudited).................................................................................... 3

   Notes to Condensed Consolidated Financial Statements Unaudited........................................... 5

Item 2.  Management's Discussion and Analysis or Plan of Operation.......................................... 25

Item 3.  Controls and Procedures............................................................................ 33

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................. 33

Item 2.  Changes in Securities.............................................................................. 33

Item 3.  Defaults Upon Senior Securities.................................................................... 34

Item 4.  Submission of Matters to a Vote of Security Holders................................................ 34

Item 5.  Other Information.................................................................................. 34

Item 6.  Exhibits and Reports on Form 8-K................................................................... 34

SIGNATURES.................................................................................................. 35

EXHIBIT INDEX............................................................................................... 36


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                    INFORMEDIX HOLDINGS, INC.
                                     (FORMERLY HUNAPU, INC.)
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED BLANACE SHEET
                                       SEPTEMBER 30, 2003
                                           (UNAUDITED)




                                             ASSETS
                                             ------
Current Assets:
  Cash and cash equivalents                                                          $    61,418
  Inventory                                                                              103,200
  Prepaid expenses and other current assets                                                8,226
                                                                                     -----------
    Total Current Assets                                                                 172,844
                                                                                     -----------
  Fixed assets, net of depreciation                                                       26,365
                                                                                     -----------
TOTAL ASSETS                                                                           $ 199,209
                                                                                     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                         ----------------------------------------------


LIABILITIES

Current Liabilities:

  Current portion of note payable - bank                                             $    82,639
  Notes payable - other                                                                1,269,400
  Current portion of obligations under capital lease                                      19,361
  Accounts payable and accrued expenses                                                  619,526
                                                                                     -----------
      Total Current Liabilities                                                        1,990,926
                                                                                     -----------
Long-term Liabilities:
  Note payable - bank, net of current maturities                                          82,639
  Obligations under capital lease, net of current maturities                               9,200
                                                                                     -----------
      Total Long-term Liabilities                                                         91,839
                                                                                     -----------
      TOTAL LIABILITIES                                                                2,082,765
                                                                                     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized
    0 shares issued and outstanding                                                           --
  Common stock, $.001 Par Value; 20,000,000 shares authorized
    9,165,585 shares issued and outstanding                                                9,166
  Additional paid-in capital                                                          11,441,148
                                                                                     -----------
  Deficit accumulated during the development stage                                   (13,333,870)
                                                                                     -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (1,883,556)
                                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $   199,209
                                                                                     ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                      INFORMEDIX HOLDINGS, INC.
                                                       (FORMERLY HUNAPU, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                              (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                             (UNAUDITED)


                                                        NINE MONTHS ENDED            THREE MONTHS ENDED       CUMULATIVE TOTALS
                                                          SEPTEMBER 30,                SEPTEMBER 30,           JANUARY 27, 1997
                                                      2003           2002            2003           2002     TO SEPTEMBER 30, 2003
                                                  ---------------------------------------------------------------------------------
OPERATING REVENUES
  Sales                                            $         --        $ 22,759      $       --     $ 12,392             $ 140,445

COST OF SALES                                                --             777              --          598               245,428
                                                  ---------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                          --          21,982              --       11,794              (104,983)
                                                  ---------------------------------------------------------------------------------
 OPERATING EXPENSES
   Compensation expense                                 298,656         219,528          52,362       17,516             6,234,255
   Research and development                             187,647          64,655          82,679       14,050             3,894,672
   General and administrative expenses                  725,956         386,784         399,705      227,291             2,726,049
   Depreciation and amortization                         22,625          26,577           7,681        8,859               122,402
                                                  ---------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                      1,234,884         697,544         542,427      267,716            12,977,378
                                                  ---------------------------------------------------------------------------------
 LOSS BEFORE OTHER INCOME (EXPENSE)                  (1,234,884)       (675,562)       (542,427)    (255,922)          (13,082,361)

OTHER INCOME (EXPENSE)
   Reversal of payables                                      --         235,536              --           --               235,536
   Loss on conversion of debt to equity
     - related party                                         --              --              --           --              (249,162)
   Interest income                                          221           1,904              --           --                38,372
   Interest expense                                     (88,466)        (37,310)        (33,882)      (2,733)             (276,255)
                                                  ---------------------------------------------------------------------------------
       TOTAL OTHER INCOME (EXPENSE)                     (88,245)        200,130         (33,882)      (2,733)             (251,509)
                                                  ---------------------------------------------------------------------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $ (1,323,129)     $ (475,432)     $ (576,309)  $ (258,655)        $ (13,333,870)
PROVISION FOR INCOME TAXES                                   --              --              --           --                    --
                                                  ---------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON SHARES               $ (1,323,129)     $ (475,432)     $ (576,309)  $ (258,655)        $ (13,333,870)
                                                  =================================================================================

NET LOSS PER BASIC AND DILUTED SHARES                $ (0.14436)     $ (0.08291)     $ (0.06288)  $ (0.03304)
                                                  ===========================================================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                9,165,585       5,734,293       9,165,585    7,827,475
                                                  ===========================================================


                  The accompanying notes are an integral part of the condensed consolidated financial statements.




                                                      INFORMEDIX HOLDINGS, INC.
                                                       (FORMERLY HUNAPU, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                              (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                             (UNAUDITED)

                                                                                                                   CUMULATIVE TOTALS
                                                                                                                    JANUARY 27, 1997
                                                                                                                    TO SEPTEMBER 30,
                                                                                   2003               2002                2003
                                                                              ------------         ------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $ (1,323,129)        $   (475,432)      $(13,333,870)
                                                                              ------------         ------------       ------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and amortization                                                  22,625               26,577            122,402
     Issuance of stock options and warrants in exchange
        for compensation                                                                --              176,805          1,649,502
     Common stock issues for compensation and services                                  --              105,961          3,909,383
     Services provided for equity                                                       --                   --          3,365,847
     Common stock  issues for settlement of vendor
        payables                                                                        --              576,639            576,639
      Reversal of payables                                                              --             (235,536)          (235,536)
      Loss on conversion of debt to equity - related party                              --                   --            249,162
      Loss on disposition of fixed assets                                               --               25,818            171,467

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in inventory                                                      (103,200)                  --           (103,200)
     (Increase) decrease in prepaid expenses and other as                          148,692               (8,597)            91,774
     Increase in accounts payable and
       and accrued expenses                                                        399,501               14,670            873,912
                                                                              ------------         ------------       ------------
     Total adjustments                                                             467,618              682,337         10,671,352
                                                                              ------------         ------------       ------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          (855,511)             206,905         (2,662,518)
                                                                              ------------         ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Increase (decrease) in amounts due to related parties                                --             (321,532)           500,000
   Acquisitions of fixed assets                                                     (4,203)                  --           (128,964)
                                                                              ------------         ------------       ------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                     (4,203)            (321,532)           371,036
                                                                              ------------         ------------       ------------


                  The accompanying notes are an integral part of the condensed consolidated financial statements.



                                                      INFORMEDIX HOLDINGS, INC.
                                                       (FORMERLY HUNAPU, INC.)
                                                    (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                              (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                             (UNAUDITED)

                                                                                                                CUMULATIVE TOTALS
                                                                                                                JANUARY 27, 1997
                                                                            2003                  2002        TO SEPTEMBER 30, 2003
                                                                          -----------         -----------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances                                  $        --         $        --        $   805,930
    Proceeds from note payables - other                                     1,276,400             175,000          1,801,400
    Proceeds from issuance of mandatorily redeemable common stock                  --                  --            100,000
    Net proceeds from refinancing of note payable                                  --                  --            224,676
    Payments of notes payable                                                (414,847)            (30,000)          (562,045)
    Payments of obligations under capital lease                                    --                  --            (17,061)
                                                                          -----------         -----------        -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                              861,553             145,000          2,352,900
                                                                          -----------         -----------        -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                   1,839              30,373             61,418

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                        59,579               8,297                 --
                                                                          -----------         -----------        -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    61,418         $    38,670        $    61,418
                                                                          ===========         ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                      $    48,500         $     6,709
                                                                          ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

   Issuance of stock options                                              $        --         $   142,083
                                                                          ===========         ===========
   Common stock issues for compensation and services                      $        --         $     1,120
                                                                          ===========         ===========
   Issuance of common stock for settlement of vendor payables             $        --         $        --
                                                                          ===========         ===========
   Conversion of accrued interest to common stock                         $    18,851         $        --
                                                                          ===========         ===========
   Conversion of notes payable to common stock                            $   225,000         $        --
                                                                          ===========         ===========



                   The accompanying notes are an integral part of the condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements Unaudited


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         The condensed consolidated unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated financial statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements of Hunapu Inc. and the accompanying notes thereto, as well as the December 31, 2002 audited financial statements of InforMedix Acquisition Corp. and the accompanying notes thereto filed on the Company's Form 8-K for May 8, 2003. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------
         (CONTINUED)

         For accounting purposes, the transaction has been accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, InforMedix Acquisition Corp. will be treated as the continuing entity for accounting purposes and the historical financial statements presented will be those of InforMedix Acquisition Corp.

         Additionally, following the merger, the sole officer and director of Hunapu resigned from the board of directors and as an officer and was replaced with several officers and directors of InforMedix Acquisition Corp.

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

         InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. (a development stage company) ("InforMedix") which was incorporated in the state of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor Systems. Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-e Monitor System to academic research centers, and is in the process of raising funds to increase business development and sales and marketing activities. As such, InforMedix is in the development stage. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly-owned subsidiary of Acquisition Corp.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------
         (CONTINUED)

         InforMedix's stockholders upon the merger received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix's stock. Acquisition Corp., other than the share exchange with InforMedix and the issuance of 2,350,000 shares (post-split) of its stock to founders of the company had no operations since inception. The merger became effective on August 22, 2002. InforMedix is the only operational segment of Acquisition Corp.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         DEVELOPMENT STAGE COMPANY
         -------------------------

         The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises ". The Company has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It has sold Med-e Monitor Systems to academic centers to complete grant-funded clinical research, and has recently made arrangements to compete the initial manufacture of its product in preparation for expansion of sales activities.

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The condensed consolidated financial statements include the accounts of InforMedix and its subsidiary for the nine months ended September 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The September 30, 2002 figures represent InforMedix only, prior to the acquisition by Acquisition Corp.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

         USE OF ESTIMATES
         ----------------

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

         CASH AND CASH EQUIVALENTS
         -------------------------

         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

         The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

         FIXED ASSETS
         ------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

         INTELLECTUAL PROPERTY ASSETS
         ----------------------------

         The Company owns 15 issued U.S. and Foreign and 10 (consolidated 8 US provisional applications into 1 application, thus reducing pending patents from 18 to 10) pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at September 30, 2003.

         INTERNAL USE SOFTWARE COSTS
         ---------------------------

         Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine months ended September 30, 2003 and 2002 have been expensed as research and development since these were returned to the consulting company in 2002.

         START-UP COSTS
         --------------

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

         REVENUE AND COST RECOGNITION
         ----------------------------

         The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are billed rather than when the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

         RESEARCH AND DEVELOPMENT
         ------------------------

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

         INCOME TAXES
         ------------

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine months ended September 30, 2003 and 2002, respectively.

         ADVERTISING
         -----------

         Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $258 for the nine months ended September 30, 2003 and 2002, respectively.

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the 2002 condensed consolidated financial statements were reclassified to conform to the 2003 presentation. The reclassifications in 2002 resulted in no changes to the deficits accumulated during the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

         EARNINGS (LOSS) PER SHARE OF COMMON STOCK
         -----------------------------------------

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants, of which by September 30, 2002, all Company options and warrants that had been issued up to that point in time were converted. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2003 and 2002 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                 September 30,     September 30,
                                                      2003             2002
                                                 -------------    --------------
Net Loss                                         ($1,323,129)      ($  475,432)
                                                 -------------    --------------
Weighted-average common shares
  outstanding (Basic)                              9,165,585         5,734,293

Weighted-average common stock equivalents:
      Stock options                                       --                --
      Warrants                                            --                --
                                                 -------------    --------------
Weighted-average common shares
    outstanding (Diluted)                          9,165,585         5,734,293
                                                 =============    ==============

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

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

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         --------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         --------------------------------------------

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

         STOCK-BASED COMPENSATION
         ------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         (CONTINUED)

         STOCK-BASED COMPENSATION (CONTINUED)
         ------------------------------------

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

         INVENTORY
         ---------

         Inventory consists of the Med-e Monitor Systems that have been developed. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

NOTE 3-  FIXED ASSETS
         ------------

         Fixed assets consist of the following at September 30, 2003:

         Office and manufacturing equipment                 $ 33,398
         Computer equipment                                   43,930
         Equipment under capital leases                       45,622
                                                            ---------
                                                             122,950
         Less:  accumulated depreciation                      96,585
                                                            ---------
         Net book value                                     $ 26,365
                                                            =========

         Depreciation expense for the nine months ended September 30, 2003 and 2002 was $22,625 and $26,577, respectively. Included in that amount is $14,256 and $9,681, of amortization expense of equipment under capital leases for the nine months ended September 30, 2003 and 2002, respectively. In January 2002, the Company pursuant to a settlement agreement with one of its vendors returned $51,635 of computer equipment that had $25,818 in accumulated depreciation.

NOTE 4-  NOTE PAYABLE - BANK
         -------------------

         The Company entered into a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. The Company commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and the Company was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001, whereby the Company was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The Company commenced repayment of the principal balance on the loan on August 2, 2002. The unpaid balance on the note payable at September 30, 2003, was $165,278. Of this amount $82,639 is reflected as current maturities at September 30, 2003. Additionally, the balance is due on November 30, 2004, the date the note was extended to.

         The note is personally guaranteed and partially collateralized by certain officers and founders of the Company. For signing personally on the note, the officers were issued shares of stock.

         Interest expense pertaining to this note was $14,250 and $6,709 for the nine months ended September 30, 2003 and 2002, respectively.

         The Company in August 2002, entered into a Promissory Note with its CEO in the amount of $25,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest together with this note was converted into stock at the time of the merger.

         In August 2002, the Company entered into a Promissory Note with its Investment Banker, Rockwell Capital Partners LLC, in the amount of $50,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. Additionally, Rockwell, on the Company's behalf, funded $100,000 to an investor relations firm as a prepayment for investor relation services, which has been written off in the three months ended September 30, 2003, as this company has ceased providing services for the Company.

NOTE 5-  NOTES PAYABLE - OTHER
         ---------------------
         (CONTINUED)

         On August 14, 2002, the $50,000 Rockwell note was converted upon the issuance of 2,350,000 shares (post-split) of Acquisition Corp. The stock was issued at just above par value, and was issued as founders' stock. The $100,000 and all accrued interest was converted into stock at the time of the merger.

         The Company in August 2002, entered into a Promissory Note with American United Global, Inc. ("AUGI") in the amount of $100,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest along with the note was converted to stock at the time of the merger. This note matures upon the occurrence of various events, all anticipated to be within the year.

         Upon the issuances of the promissory notes with Rockwell, the Company entered into an Intellectual Property Security Agreement as collateral for the amounts advanced. The other promissory note holders, the CEO and AUGI shared in the same rights as Rockwell under that agreement. Once these Notes were converted into equity, the Intellectual Property Security Agreement was terminated as to these persons.

         On November 5, 2002, the Company entered into a Security and Loan Agreement with Private Equity Investors, LLC ("PIE") in the amount of $350,000. The purpose of this transaction was to fund the Company for the scalable manufacturing of its products, and provide funds for expansion of the marketing and sales of their Med-e Monitor product line. This note was repaid in April 2003.

         On February 1, 2003, June 12, 2003, and July 24, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $20,000 for a total of $126,400 all due and payable at 12% and 8% interest in December 2003 through January 2004. All but $20,000 of these notes are uncollateralized, and interest of $6,235 is accrued at September 30, 2003 on these notes. $20,000 of these notes were collateralized by a subordinated lien on the Company's intellectual property. These notes are held by the present and former principals of Rockwell Capital, the Company's investment banker, and $7,333 of this amount has been repaid.

         The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003, collateralized by a perfected first lien on the Company's intellectual property in the event of default. Proceeds of this

NOTE 5-  NOTES PAYABLE - OTHER
         ---------------------
         (CONTINUED)


         note were used to repay the PIE debt and some other existing debt as well as fees and related costs to complete the merger. Interest is being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants

         (post-split), which have not been exercised as of September 30, 2003. As of September 30, 2003, interest expensed and accrued on this note is $42,500.On October 16, 2003 the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering.

         The Company entered into six promissory notes dated August 31, 2003 and September 10, 2003 with individuals obtained through the Company's investment banker Meyers Associates, L.P. These individuals loaned $400,000 collectively to the Company in notes that mature August 31, 2004. The notes accrue interest at a rate of 10% annually, and at September 30, 2003, $2,778 has been expensed and accrued by the Company. The amounts were initially funded to an escrow account maintained by the Company and Meyers Associates and transferred to the Company's operating account after the payment of fees. These amounts funded are part of the financing that Meyers Associates, L.P. will be raising for the Company.

NOTE 6-  RELATED PARTY TRANSACTIONS
         --------------------------

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

NOTE 7-  OBLIGATIONS UNDER CAPITAL LEASE
         -------------------------------

         The Company is the lessee of computer equipment and office equipment under capital leases expiring during 2006. These leases are personally guaranteed by a shareholder of InforMedix, for which he previously received shares of stock.

         Minimum lease payments under capital leases at September 30, 2003, are as follows:

              2003                              $ 25,921
              2004                                 5,095
              2005                                 5,095
              2006                                 3,396
                                                --------
                                                  39,507

         Less: amounts representing interest     (10,946)
         Less: current portion                   (19,361)
                                                --------
                  Long-term portion             $  9,200
                                                ========

NOTE 8-  OPERATING LEASE
         ---------------

         During 2000, the Company entered into a lease for office space commencing February 1, 2000 through January 31, 2002 including escalation of payments. After January 31, 2002, the Company was on a month-to-month lease at its offices. On lease inception, the Company issued 500 shares (post-split) of common stock to the lessor that has been valued at the fair market value of $20 per share (post-split) resulting in a charge to operations of $10,000. Effective March 2003, the landlord sold the building the Company is located in and, at that time, the Company signed a one year lease agreement for $2,294 per month.


NOTE 9-  PROVISION FOR INCOME TAXES
         --------------------------

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

         At September 30, 2003, deferred tax assets consist of the following:

         Net operating loss carryforwards        $5,333,548
         Less:  valuation allowance              (5,333,548)
                                                 -----------
                                                 $   -0-
                                                 ===========

         At September 30, 2003, the Company had deficits accumulated during the development stage in the approximate amount of $13,333,870, available to offset future taxable income through 2019. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10- STOCKHOLDERS' (DEFICIT)
         ----------------------

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


         PREFERRED STOCK

         InforMedix Holdings, Inc. stockholders also approved the authorization of 9,000,000 shares of preferred stock (4,500,000 following the reverse stock split) which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of September 30, 2003.

NOTE 10- STOCKHOLDERS' (DEFICIT)
         ----------------------
         (CONTINUED)

         STOCK OPTION PLAN AND WARRANTS

         In April 2003, upon the merger transaction, the Company's Board of Directors approved the former Hunapu Inc. 2003 Stock Incentive Plan (the "Plan"). The Plan has 1,250,000 shares (post-split) of common stock available for issuance. Awards will be based on performance criteria approved by the Company's compensation committee. After the reverse 1-for-2 stock split on June 30, 2003, the Company has granted 900,000 options of which 1/3 of them will vest at December 31, 2003. The Company for the nine months ended September 30, 2003, has not expensed any portion of these stock options. All of these options were granted to employees, officers and key members of the management team of the Company.

         The Company has issued 2,805,000 stock warrants as of September 30, 2003. These warrants were issued in connection with various notes that the Company entered into, and none of the warrants have been exercised as of September 30, 2003.

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

NOTE 10- STOCKHOLDERS' (DEFICIT)
         -----------------------
         (CONTINUED)

         MANDATORILY REDEEMABLE COMMON STOCK

         On August 20, 1999, a Stock Purchase Agreement with Advantor was signed providing for the issuance of 15,000 shares (post-split) of common stock to Advantor for cash and services. On August 23, 1999, in accordance with the agreement Advantor purchased 5,000 shares (post-split) of common stock at fair value for cash of $100,000. The remaining 10,000 shares (post-split) were to be issued in blocks of 2,000 shares (post-split) for every 100 inventory units produced by Advantor. In the event that the Company is not publicly traded by December 31, 2004, the Company is obligated upon written notice of Advantor, to repurchase any stock issued of the 15,000 shares (post-split) at the highest price the Company has sold any of its stock within 12 months of Advantor's notice to repurchase. Through August 7, 2002, 86 units had been completed and no additional shares had been granted. To recognize the 86 units produced, the fair value of $34,400 has been credited to accounts payable with the offsetting entry to cost of sales.

         Upon the merger, and the Company becoming publicly traded, the mandatorily redeemable common stock was converted into common stock and as per the agreement none of the 5,000 issued shares (post-split) will need to be repurchased by the Company.

         On November 3, 2003, Advantor agreed in writing to convert all of its remaining outstanding payables into InforMedix common stock, and released the Company from any further liabilities.


NOTE 11- COMMITMENTS AND CONTINGENCIES
         -----------------------------

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the nine months ended September 30, 2003 and 2002, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock in lieu of cash for a portion of the services rendered.

NOTE 11- COMMITMENTS AND CONTINGENCIES
         -----------------------------

         CONSULTING AGREEMENTS


         The Company has entered into a consulting agreement with Warren Lewis Investment Corporation whereby the consulting firm will be compensated when the Company has raised $2,000,000 in a certain capital transaction. To the extent that the capital transaction has not yet been completed, the amount of the liability has not been recorded on the financial statements. As of September 30, 2003, the amount of the contingent liability is $135,000.


NOTE 12- GOING CONCERN
         -------------

         As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred substantial net losses for the nine months ended September 30, 2003, as well as the years ended December 31, 2002 and 2001. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

         Management believes that the Company's capital requirements will depend on many factors including the success of the Company's product development efforts. The Company has retained an investment banker, Meyers Associates, L.P. ("Meyers"), to assist the Company in raising capital. Meyers has raised $400,000 as of September 30, 2003, and has entered into a Placement Agent Agreement to raise between $1,500,000 and $5,000,000 to support and accelerate the Company's sales and marketing, business development, and other corporate activities. The private placement of units will each consist of a number of shares of common stock determined by dividing the purchase price per Unit of $50,000 by, the lower of $.50 per share and the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each Share of Common Stock issued, the Company shall also issue one A Warrant and one B Warrant to purchase one-half share of Common Stock of InforMedix.

NOTE 12- GOING CONCERN
         -------------
         (CONTINUED)

         The Company had an infusion of cash in the amount of $750,000 of convertible debt with warrants in April 2003, In addition convertible debt with warrants from a private placement equity investment company in the amount of $350,000 was placed in November 2002, and has since been repaid. The purpose of these transactions was to fund the Company for the scalable manufacturing of its products, and provide funds for expansion of the marketing and sales of its Med-e Monitor product line.


         The Company entered into the merger with Hunapu and became publicly traded anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to its Med-e Monitor and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-e Monitor product and believes that revenues may be generated by next year.

         The Company received delivery of its first 250 Med-e Monitor devices in the first quarter of 2003. Additionally, three pharmaceutical/health care companies have accepted delivery of these devices on a test basis to be evaluated for use in disease management/clinical trial programs. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 13- PATENTS
         -------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Reverse Acquisition

In May 2003, Hunapu, Inc. completed its merger with InforMedix Acquisition Corp. and subsequently changed its name to InforMedix Holdings, Inc. InforMedix Holdings, Inc.'s sole material asset is its 100% interest in InforMedix, Inc.

For accounting purposes, this transaction is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former stockholders of InforMedix now own a majority of the outstanding common stock of Hunapu after the acquisition. Accordingly, the combination of InforMedix with Hunapu has been recorded as a recapitalization of InforMedix, pursuant to which InforMedix is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of InforMedix. Upon the completion of the reverse acquisition, InforMedix continued to operate as a wholly-owned subsidiary of InforMedix Holdings, Inc.

Therefore, based on the above transaction, we have provided management's discussion and analysis of financial condition and results of operations for InforMedix.

         Reverse Stock Split

On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003. As of June 30, 2003. InforMedix Holdings had a total of 20,000,000 shares of common stock authorized, of which, 9,165,585 shares were issued and outstanding. All share and per share data in this report give retroactive effect to the reverse stock split.

COMPANY OVERVIEW

Founded in 1997, InforMedix has developed and integrated a portable patient-interactive monitoring device, hardware, software and network communications system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor(TM) System leverages InforMedix's strong intellectual property with 15 patents issued and 10 patents pending.

On May 8, 2003, InforMedix Acquisition Corp. merged with and into Hunapu Inc. pursuant to the Agreement and Plan of Reorganization dated February 7, 2003. Hunapu Inc. was the surviving entity and changed its name to InforMedix Holdings, Inc., a Nevada corporation. The consideration paid by Hunapu for its acquisition of InforMedix Acquisition Corp. consisted of the issuance of 7,451,000 shares of Hunapu common stock, inclusive of 112,500 shares exclusive of interest that were issued to InforMedix debt holders in conversion of their notes to equity, exclusive of accrued interest, for the net assets of InforMedix Acquisition Corp. Simultaneously, with the acquisition of the issuance of the 7,451,000 shares of stock, Hunapu cancelled 5,545,000 shares of stock issued to its chief executive officer.

InforMedix Acquisition Corp., Inc. ("Acquisition Corp"), was a Delaware company, incorporated on June 26, 2002, as a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. which was incorporated in the state of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor System. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. InforMedix's stockholders upon the merger received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix's stock. Acquisition Corp., other than the share exchange with InforMedix and the issuance of 4,700,000 shares of its stock to founders of InforMedix, had no operations since inception. The merger became effective on August 22, 2002. InforMedix was the only operational subsidiary of InforMedix Acquisition Corp.

Since the Hunapu merger, the sole officer and director of Hunapu resigned from the board of directors and was replaced with several officers and directors of InforMedix Acquisition Corp. InforMedix Holdings, Inc. stockholders have also subsequently approved the authorization of 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.


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

DEVELOPMENT STAGE COMPANY

InforMedix is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises ". InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It has sold Med-e Monitor Systems to academic centers to complete grant-funded clinical research, and has recently completed the design of its product and initiated the first run of scalable manufacturing in preparation for expansion of sales activities.

PRINCIPLES OF CONSOLIDATION

InforMedix's condensed financial statements include the accounts of InforMedix Holdings, Inc. and its subsidiary for the nine months ended September 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The September 30, 2003 figures represent InforMedix, Inc. only, prior to the acquisitions by InforMedix Acquisition Corp. and Hunapu, Inc.

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

INTELLECTUAL PROPERTY ASSETS

InforMedix owns 15 issued U.S. and Foreign and 10 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at September 30, 2003.

INTERNAL USE SOFTWARE COSTS

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine months ended September 30, 2003 have been expensed as research and development expense.

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

INCOME TAXES

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine months ended September 30, 2003 and 2002, respectively.

ADVERTISING

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $258 for the nine months ended September 30, 2003 and 2002, respectively.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants, of which by September 30, 2002, all Company options and warrants that had been issued up to that point in time were converted. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2003 and 2002 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor System, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                Sept. 30, 2003    Sept. 30, 2002
                                                --------------    --------------
Net Loss                                           ($1,234,884)     ($  675,562)
                                                --------------    --------------
Weighted-average common shares
  outstanding (Basic)                                9,165,585        5,734,293

Weighted-average common stock equivalents:
      Stock options                                         --               --
      Warrants                                              --               --
                                                --------------    --------------
Weighted-average common shares
    outstanding (Diluted)                            9,165,585        5,734,293
                                                ==============    ==============

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

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

STOCK-BASED COMPENSATION
------------------------

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2003 compared to September 30, 2002

The Company has not recognized revenues from the sale of its Med-eMonitorTM System for the nine months ended September 30, 2003 and 2002. The product was still in the development stage during these time periods, and was only sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals. These articles were published in the July/August 2003 issue of HEART & LUNG, and the September 2003 issue of the DRUG INFORMATION JOURNAL (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the company did recognize nominal revenue from research grants. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitorTM System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitorTM units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance

Compensation and General and Administrative expenses for the nine months ended September 30, 2003 of $298,656 increased by $79,128 (36%) compared to $219,528 for the same period in the prior year. Despite limited cash, the Company was able to recruit and retain key executives primarily through the issuance of stock options in lieu of cash compensation. For the nine months ended September 30, 2003 and 2002, total compensation and vendor services paid for with the issuance of common stock or stock options was $0 and $176,805, respectively.

Research and Development expenses for the nine months ended September 30, 2003 of $187,647 increased by $122,992 (190%) compared to $64,655 for the same period in the prior year due to the completion of development work related to the first generation of the Med-eMonitorTM product, and next generation database development. Certain vendors assisting with research and development agreed to receive partial compensation in the form of stock.

Depreciation and Amortization expense decreased for the nine months ended September 30, 2003 when compared to the same period ended September 30, 2002 by $3,952 to $22,625. This decrease resulted primarily from the disposition of certain computer equipment in 2002.

Interest expense paid increased by 137% from $37,310 for the nine months ended September 30, 2002 to $88,466 for the nine months ended September 30, 2003. This increase resulted primarily from an increase in Notes Payable from $492,500 as at September 30, 2002, to $1,434,678 as at September 30, 2003.

The Company recognized non-operating income of $235,536 in the nine months ended September 30, 2002 from the settlement of disputed vendor accounts payable. This income recognition represents a one-time adjustment to the price of certain vendor services and should not be expected to recur. There was no similar non-operating income recognized in the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have an operating line of credit from a financial institution and consequently must rely on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitorTM units. The Company did have monies on deposit of $61,418 at September 30, 2003 and $38,670 at September 30, 2002.

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

In April 2003, the Company borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note will accrue at a rate of 12% annually. This note matures on December 7, 2003. Interest is being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants (post-split), which have not been exercised as of September 30, 2003. As of September 30, 2003, interest expensed and accrued on this note is $42,500. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In June 2003, the Company borrowed $20,000 from its investment bankers and pledged the patent portfolio as security for the loan. Interest on the note will accrue at a rate of 8% annually. This note has been partially repaid to the extent of $7,333, the balance remains payable. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

The Company entered into six promissory notes dated August 31, 2003 and September 10, 2003 with individuals obtained through the Company's investment banker Meyers Associates, L.P. . These individuals loaned $400,000 collectively to the Company in notes that mature August 31, 2004. The notes accrue interest at a rate of 10% annually, and at September 30, 2003, $2,778 has been expensed and accrued by the Company. The amounts were initially funded to an escrow account maintained by the Company and Meyers Associates and transferred to the Company's operating account after the payment of fees. These amounts funded are part of the financing that Meyers Associates, L.P. will be raising for the Company.

In August 2003, the Company entered into a Placement Agent Agreement with an investment banking firm, Meyers Associates, L.P. to privately offer and sell a minimum $1,500,000 to a maximum $5,000,000 of its securities in a private offering and sale in reliance upon an exemption from registration pursuant to section 4(2) of the Securities Act of 1933, as amended or other appropriate exemption. The private placement of units will each consist of a number of shares of common stock determined by dividing the purchase price per Unit of $50,000 by, the lower of $.50 per share and the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each Share of Common Stock issued, the Company shall also issue one A Warrant and one B Warrant to purchase one-half share of Common Stock of InforMedix.


Meyers Associates, L.P. was introduced to the Company by the investment banking firm Rockwell Capital Partners, LLC. In May 2002, the Company entered into an agreement with Rockwell which stipulated that Rockwell would advise the Company in connection with private financings and assist in going public through a reverse merger transaction with a public shell company, followed by assisting the company in raising equity through a PIPE (Private Investment in a Public Entity) of up to $3,000,000. Rockwell committed to InforMedix to raise $400,000, and assisted the Company by introducing it to Vertical Capital Partners, Inc., an affiliated NASD broker-dealer. A total of $250,000 was raised in August and September 2002 from three accredited investors. $100,000 of this was sent directly by the investors to an investor relations firm, JC Consulting, on behalf of the Company, to provide investor relations services once the Company was public and its stock was trading. JC Consulting is now reported as defunct. These securities were sold pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D under the Securities Act. There was no general solicitation and the offering was completed prior to InforMedix commencing discussions with Hunapu.

In November 2002, the company raised $350,000 pursuant to a loan agreement with Private Investors Equity, LLC. The net proceeds were used for working capital and to complete product development. Under the agreement, the company issued a convertible secured promissory note bearing interest at 12% per annum, payable at maturity on May 3, 2003, and issued warrants to purchase 350,000 shares of common stock at an exercise price of $3.00 per share, expiring on November 4, 2007. This Note has been paid in full prior to the maturity date. These securities were sold pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. There was no general solicitation and the offering was completed prior to InforMedix commencing discussions with Hunapu. The Note has been subsequently paid in full.

In furtherance of its objective to become a publicly traded company, the Company completed its merger into Hunapu Inc., a Rule 419 public shell, in May 2003, pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 8, 2003, as supplemented.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $(1,323,129) for the nine months ended September 30, 2003, and $(475,432) for the nine months ended September 30, 2002.

The Company had a working capital deficit of $(1,818,082) at September 30, 2003 which produced a current ratio of 0.09 to 1.0. On September 30, 2002 working capital was negative $(532,144) and the current ratio was 0.23 to 1.0. We have funded the business throughout the development stage primarily through research grants, equity and convertible debt investments from accredited investors, and short-term borrowing. We believe we can achieve significant sales in 2004 and reach break-even operations by 2005, although there can be no assurance of same, at which time we would be able to fund operations from positive cash flows. Our business plan contemplates an equity financing of approximately $3,000,000 to $5,000,000 in 2003-2004 primarily to be used for sales, marketing and manufacture of additional Med-eMonitorTM Systems. If we are not successful at raising this amount, we will have to reduce expenses associated with all operations in order to avoid continued losses.

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

We believe the Company will meet working capital requirements for the next 12 months from invested capital and sales. The expected growth of the business will have to be partially funded by additional equity to support the higher inventory and accounts receivable levels. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to enhance our products, take advantage of future sales opportunities or respond to competitive pressures.

We have no written commitments with respect to sales at this time. However, the Company has received letters of support from four pharmaceutical manufacturers and contract research organizations (CROs), endorsing the value of the Med-eMonitor System for clinical trials and disease management applications, and the Company has been actively traveling to promote sales in the past two months.. InforMedix has has been recommended to another pharmaceutical company by one of the largest global CROs to use Med-eMonitor in a clinical trial to be managed by that CRO; is about to initiate a pilot trial with an important drug of one of the five largest pharmaceutical companies, and has received a letter of support from that pharmaceutical company, and has been asked for Med-eMonitorTM demonstration units to test and validate the units for disease management purposes by a large, publicly traded disease management company, and a small privately held disease management company.. If the latter disease management company is satisfied with the demo units, it said that it would introduce the Med-eMonitor into its care management plan tobe used by 5% to 10% of its patients. .

InforMedix has taken delivery of 250 next generation Med-eMonitorTM units from its outsourced manufacturer. Furthermore, InforMedix has shipped units to three potential customers for testing purposes. In addition, a prominent academic research institution has prepared a grant application to be submitted to the National Institutes of Health ("NIH") to use Med-eMonitorTM units in research studies in diabetes patients, and two other customers have submitted grant applications to the Robert Wood Johnson Foundation to include the use of Med-eMonitorTM units in their respective research studies. The potential sales volume from these customers alone may generate sufficient cash flow to sustain operations by 2005. There are no known trends or uncertainties that will have a material impact on potential revenues.


ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.


There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

We currently are not a party to any legal proceedings.


ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended September 30, 2003, the Company, through its Placement Agent, Meyers Associates, L.P., sold an aggregate of $400,000 of units to an aggregate of six accredited investors pursuant to a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended. Each unit consisted of $50,000 principal amount of 10% subordinated promissory notes (the "Notes") and warrants to purchase 100,000 shares of common stock of the Company. The Notes mature on August 31, 2004 and are convertible, at the election of the investor at any time after 121 days after issuance, into shares of common stock of the Company at a conversion price equal to the average 4 PM New York time closing bid price per share of the Common Stock for the 30 consecutive trading days ending on the day prior to the date of the conversion notice. The warrants are exercisable for five years at an exercise price of $.50 per share. Meyers Associates received a sales commission of $40,000, a $12,000 non-accountable expense allowance and 240,000 warrants from the sale of the units.

The issuance of the notes, warrants and shares upon conversion of the notes did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of Section 4(2) and Rule 506 of the Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

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

(b)      Reports on Form 8-K. None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2003               INFORMEDIX HOLDINGS, INC.


                                       By: /s/ Bruce A. Kehr
                                          --------------------------------------
                                          Bruce A. Kehr, Chief Executive Officer
                                          (Principal executive officer)


                                       By: /s/ Arthur Healey
                                          --------------------------------------
                                          Arthur Healey, Chief Financial Officer
                                          (Principal financial officer)

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

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