Form 10KSB
period 2003-12-31
INFORMEDIX HOLDINGS INC
filed 2004-04-05
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        Commission file number: 000-50221

                            INFORMEDIX HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                Nevada                                  88-0462762

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation ororganization)

           Georgetowne Park
           5880 Hubbard Drive
           Rockville, Maryland                            20852
    (Address of principal executive offices)            (Zip Code)

Issuer's telephone number (301) 984-1566

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class            Name of each exchange on which registered

              NONE

Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, $.001 par value
                                (Title of class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2003 were $0.

      The aggregate market value of the issuer's common stock held by non-affiliates as of March 23, 2004, was approximately $16,257,058. On such date, the closing price for the issuer's common stock, as quoted on the OTC Bulletin Board, was $.84 per share.

      The issuer had 22,649,192 shares of common stock outstanding as of March 26, 2004.


                                     PART I

      Throughout this Annual Report on Form 10-KSB, the terms the "company," "we," "us," "our," and "our company" refer to InforMedix Holdings, Inc., and, unless the context indicates otherwise, includes our wholly-owned subsidiary, InforMedix, Inc. ("InforMedix").

      INTRODUCTORY COMMENT -- FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements about our business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

      The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

      There may be other risks and circumstances that management may be unable to predict. When used in this quarterly report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in
Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM  1. DESCRIPTION OF BUSINESS

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

      InforMedix, Inc. was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor System. InforMedix Acquisition Corp. ("Acquisition Corp"), was a Delaware company, incorporated on June 26, 2002, as a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. InforMedix's stockholders upon the merger received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix's stock. Acquisition Corp., other than the share exchange with InforMedix and the issuance of 4,700,000 shares of its stock to founders of InforMedix, had no operations since inception. The merger became effective on August 22, 2002. InforMedix was the only operational subsidiary of InforMedix Acquisition Corp.

COMPANY OVERVIEW

      InforMedix, Inc., founded in 1997, has developed and integrated a portable patient monitoring device, hardware, software and network communications system called the Med-eMonitor System. The system enables pharmaceutical firms, biotechnology companies and CROs, to efficiently monitor and manage patients' medication compliance and clinical response during the clinical trial process. InforMedix has placed working beta units in pilot sites and has successfully validated the efficacy of the product. It has secured publications of these pilot clinical trials in prestigious peer reviewed medical journals. These publications offer the initial endorsements necessary in the sales process with its customer base. InforMedix recently hired an experienced Vice President of Sales and Marketing and is beginning the sales launch of the Med-eMonitor using direct sales efforts, as described below. Management will also seek to establish strategic alliances.

      The Med-eMonitor System organizes and translates complex clinical drug trial protocols into a simple, automated series of prompted and recorded events for patients and researchers. The system comprises a portable patient interface device and automated data upload and download capability. The backend database is fully compliant with FDA regulation 21CFR Part 11, and enables daily patient monitoring and device programming through a standard browser interface. The Med-eMonitor System is designed to significantly reduce the cost of managing drug trials and dramatically shorten the time required to transcribe patient diaries into manageable electronic data for analysis and reporting. Traditional drug trial methodologies require considerable investments in professional resources to train patients on drug and trial protocols, conduct site visits to ensure compliance, and administer paper-based protocol changes and retrain patients on new protocols. Traditional methodologies also depend on patients to remember when to take their medication, which medication to take and to accurately maintain hand-written diaries about medication compliance and clinical response.

PRODUCT OVERVIEW

Introduction

      At any time there are 4 to 6 million patients involved in clinical drug trials. Approximately twenty-five percent (25%) of these patients are required to record clinical data into diaries. The pharmaceutical and biotechnology industries are embracing electronic data capture for the collection of patient information in the use of electronic case report forms (eCRFs). Many CROs are reporting that their customers, the pharmaceutical and biotechnology companies, are making regular inquiries regarding the electronic methods for capturing the patient information during the trials. Millions of patient records have been created using some method of electronic diaries to capture their information during a clinical trial. The FDA has now approved products using electronic methods to capture the patient information. The pharmaceutical companies are reporting advantages in time-to-market, information access, better data and reduced costs using electronic data capture.

      Bringing a new drug to market is now estimated to cost approximately $802 million. Traditional drug trial methodologies often rely upon the patient to record by hand key data elements such as degree of symptom relief, quality of life, physiologic information and additional subjective information. The gathering of this important information requires considerable investments in professional resources to train patients on drug and trial protocols, conduct site visits to ensure compliance, and administer paper-based protocol changes and retrain patients on new protocols. Traditional methodologies also depend on patients to remember when to take their medication, which medication to take and to accurately maintain hand-written diaries about compliance and drug response.

Patient Interface

      Med-eMonitor portable patient interface hardware assists patient participation in drug trials by telling the patient which medication to take, when to take it, how many to take, and provides the means by which patients can keep track of their responses to the medications. The device prompts the patient to enter information about their responses in an intuitive manner by responding to a series of fully customized questions according to the designed protocol.

      The device combines medication storage with an easy-to-read display screen. It also dispenses the medication via five storage compartments and sensored lids.

      The device can deliver an unlimited number of other "virtual" events.

      Any patient interaction with the device is recorded. This includes muting the chimes or adjusting the contrast. All of this data is available to researchers and study monitors to analyze and explain certain reactions, such as a missed dosage because the patient muted the device.

      Each day the patient is prompted to place the portable device in its data exchange cradle to automatically transfer data from the patient to the researcher via secure communication over a non-dedicated telephone line. If the patient cannot access a phone line and the device is not placed in its cradle, it can retain patient data indefinitely until it is placed in the cradle. The out of cradle rechargeable battery life is 30 days, however, the integrity of the data collected is always protected due to the non-volatile flash memory design.

Information Management

      The Med-eMonitor System is designed to provide its customers with extensive real-time information about patient medication compliance and clinical response, all of which is customized to the trial protocol specifications. The Med-eMonitor System provides a wide range of patient-monitoring features. Management believes, based on its knowledge of the industry, the features unique to the Med-eMonitor System include:

o The ability to contain and dispense the medications used by the patient during the trial (80% of all clinical trials use oral medication).
o Capturing and managing automated medication compliance information for study and non-study drugs (date and time-stamped)
o     Remote monitoring of patients' responses to drug and dosage regimens
o The ability to rapidly implement a protocol and quickly deploy the monitoring device to the patients
o     The ability to make protocol changes and enhancements via the Internet
o The backend software provides flexible and immediate programming of the clinical protocol, by populating database fields related to medication and dosing instructions, behavioral prompts, questionnaires and medical education.

            In addition, the Med-eMonitor System offers:

o The ability to monitor the status of enrollment of the patients throughout the trial
o     Remote monitoring of patients' physiologic and quality of life information
o     The ability to analyze data from multiple patients during trials
o Flexible standards-based architecture that enables data to be integrated with other data management systems
o Aggregated data collection to provide real-time trend analysis during trials o Backend software compliant to government regulations for patient privacy-HIPAA and 21 CFR part 11
o Secure web-based access to the patient database throughout the clinical trial for immediate access
o     A data reporting engine that produces customized reports.


The Med-eMonitor System is intended to provide significant value to pharmaceutical manufacturers and CRO's in four critical areas:

1. TIME The time required to acquire, aggregate, analyze and report clinical trial information is reduced dramatically, thereby shortening the time-to-market for new drugs. Pharmaceutical industry sources, such as Friedman Billings & Ramsey "e-Pharmaceuticals Accelerating Clinical Trials and Enhancing Details" August 2000, estimate that each day's delay in bringing a drug to market can cost the pharmaceutical manufacturer from $1,000,000 to $10,000,000 of lost revenues. Management believes based on their knowledge of the industry that the cost is $13,000,000 of lost revenues per day for "blockbuster" drugs, defined as drugs that produce $1 billion or more annually.

2. COST The operational costs of conducting a trial and managing the results are significantly reduced through operational efficiencies and minimizing the requirement of patient intervention. Electronic diaries eliminate the need of transcription, coding and data entry that is associated with paper-based diaries.

3. PATIENT ATTRITION    Pharmaceutical companies readily admit the "drop-out"
                        rate of patients participating in clinical trials to be at least 20% of those recruited. In fact, 80% of clinical research studies fail to complete on schedule and nearly 20% endure delays of greater than six months.
                        A significant cause of patients leaving a trial is their frustration with the need to keep hand-written diaries and having to remember when to take their medications.
                        The November 2001 Tufts University study on the cost of introducing a new drug states that the cost of recruiting and retaining the patients in a trial comprises approximately 20% of the $802 million total cost.

4. DATA ACCURACY        Automated data collection via patient prompts and
                        intuitive data capture methods increases the accuracy and relevancy of patient data. This is accomplished because the data has the added benefit of reliability by allowing aggregation of multiple assessments over time;
                        data is time and date stamped and cannot be completed after the fact or with backfilling; if data is missing it is detected immediately and can be quickly addressed;
                        no bias is introduced by allowing the patient to determine the timing of their response to the questionnaires; no struggle exists in diary entry interpretation since it is not handwritten; bias is reduced since the patient may not review their previous responses to questionnaires; and complex questionnaires are more readily answered with electronic methods.

Product Value Propositions

      Management of InforMedix believes, based on their knowledge of the industry, that the Med-eMonitor System has the following advantages over existing systems and provides the following benefits:

      Value To Pharmaceutical and Biotech Companies

      o Accelerates the clinical trial and reduces time-to-market for a new drug, thereby increasing revenues
      o Real-time data enables rolling submissions and mid-course protocol modifications o Earlier identification of compounds that lack efficacy or produce unacceptable side effects or quality of life
      o Facilitates comparison studies for post-market launch to identify and quantify earlier onset of action, longer duration of action, improved quality-of-life, reduced side effects of sponsor drug compared to competitors' drugs
      o  Improved patient safety through daily monitoring
      o  Monitoring global patient protocol adherence "by patient" and "by site"
      o  More scientific and accurate method of capturing data from patients

      Value To Contract Research Organizations and Investigators

      o Increases data reliability and reduced transcription errors: electronic data capture, using a Med-eMonitor in place of manual data capture, provides more detailed data without requiring manual data input based upon hand-written forms
      o Accelerates the "unblinding" of the database, by shortening the time from the last patient visit until all the data, regarding that patient, has been entered into the database
      o Control data for non-experimental drugs that are being taken by the patient, the effects of which may be attributed unfairly to the experimental drug
      o Daily identification of trial participants who are not following the protocol, permitting rapid intervention to either get the patient back on the protocol or rapid recruitment of new patients to achieve statistical validity for the trial
      o Allows study supervisors to anonymously monitor Clinical Research Associates work, clinical trial site physicians' results on patient adherence, patient sign-up, or other aspects of study, on a daily basis, without breaking into double blind protocol code for study

      Value To Patients

      o Assists patients in adhering to the trial protocol by providing daily behavioral prompts
      o Dramatically reduces the patient's burden of filling in written diaries or trial forms just before office visits, or based upon faulty memory
      o Enables researchers to intervene on behalf of the patient when an anticipated possible drug reaction is detected in its early stages prior to causing serious side effects
      o Increases patient's sense of participation in clinical study or treatment

Target Market - Clinical Trials

         InforMedix is initially targeting the market for clinical trials of new and emerging drugs and medications. This multi-billion dollar market is well defined and has a growing demand for an immediate and efficient solution to obtain accurate clinical trial data to accelerate time-to-market for new drugs and to reduce the costs associated with clinical trials. The market is comprised of:

      o  Pharmaceutical firms
      o  Biotechnology firms
      o  Contract Research Organizations (CRO's)
      o  The National Institutes of Health
      o  Leading academic research institutions

      Both the risks and rewards derived from developing and marketing new drugs are compelling. In November 2001, Tufts University published a widely referenced study that determined the average cost of developing and bringing a new drug to market is $802 million. Though other industry experts debate this estimate, all agree the costs associated with developing and introducing a new drug to the market are staggering, especially when factoring in the cost of pure research, failed projects, data capture and analysis, and clinical trials.

      Key cost elements related to clinical trials include acquiring patient compliance and response data, aggregating and managing the data, and then analyzing and reporting the results in accordance with Food and Drug Administration (FDA) requirements.

      The Tufts article also cites recruitment of patients as one of the largest cost components of clinical trials. Pharmaceutical and biotechnology companies are experiencing difficulty in maintaining enrollment in clinical trials and keeping patients compliant to the prescribed drug regimen and other elements of the protocol. InforMedix's primary market research with major pharmaceutical firms revealed that more than 20% of patients "drop-out" during clinical trials. Retaining trial patients saves time, saves money, and potentially saves the trial itself.

Market Size

      Pharmaceutical and biotechnology companies had more than 4,360 new drugs in the development pipeline in 2002. These new medications are being tested and validated in more than 40,000 clinical trials. According to Center Watch, Inc., 4-6 million people take part in clinical trials each year. In the next decade, this number is projected to grow at double-digit rates through new research and development breakthroughs, including genomic and proteomic discoveries.

      To introduce a new drug to the market, pharmaceutical companies must proceed through four well-defined phases, described below, each of which requires researchers to collect and analyze significant amounts of patient-generated data. The information set forth in "The Four Phases of Clinical Drug Trials" table is derived from Center Watch, Inc. There are considerable costs related to each trial phase and significant time is required to acquire and manage the data to ensure accurate reporting and results.

      According to Pharmaceutical Research Manufacturers of America, total clinical research expenditures in the U.S. for calendar year (CY) 2000 were approximately $26 billion. Of that, clinical trials Phases I, II and III accounted for approximately $7.35 billion, and Phase IV required an additional $1.5 billion. According to the

Parexel Pharmaceutical Statistical Sourcebook, the average Phase III trial costs $43.3 million and requires 2.5 years to complete.

                     THE FOUR PHASES OF CLINICAL DRUG TRIALS

--------------------------------------------------------------------------------


                                                ESTIMATED             TOTAL
                                                  COST     NUMBER OF  ESTIMATE
            NUMBER OF                          (% OF DRUG  DRUGS IN   NUMBER
            PATIENTS     LENGTH     PURPOSE      COMPANY   PIPELINE   OF
                                               R&D BUDGET)  (CY2000)  PATIENTS
--------------------------------------------------------------------------------

PHASE I      20-100     Several  Mainly safety  15% - 20%     690      35,000
             healthy    months
           volunteers
--------------------------------------------------------------------------------

PHASE II     100-300    Several      Some       20% - 25%    1,400     280,000
            patients    months    short-term
            that have   to 2      safety but
          the targeted  years      mainly
             disease             effectiveness
--------------------------------------------------------------------------------

PHASE III   500-5,000   1-4         Safety,     30% - 35%     970     1,940,000
            patients    years       dosage,
            that have            effectiveness
           the disease             and broad
                                   scale FDA
                                   approval
--------------------------------------------------------------------------------

PHASE IV    2,500 to    1+ years   Determine    Funded by     Many    2,500,000+
(POST-        many                 long term    marketing
MARKET    thousands of            effects and    budgets
LAUNCH)     patients               identify
                                 cross-marketing
                                 opportunities
--------------------------------------------------------------------------------

Clinical Trials Technology - Current State

      Currently, approximately 25% of all clinical trials use patient diaries to collect critical patient data. Most of these clinical trials require patients to use handwritten diaries to track when and how the patient takes the prescribed doses during the study. In some trials patients are also instructed to keep track of their physiologic responses to the medications they are taking during the trial including degree of symptom relief, side effects, adverse events and quality of life.

      Medication compliance (determining if the patient took the drug when and how they were supposed to take it) is also a major aspect to a study. Researchers must rely on visual examination of drug packages to determine if the patient took the drug. Industry analysts estimate the cost of managing the acquisition, translation and aggregation of patient diary and data management to be approximately $650 million per year. The use of patient diaries is expected to grow dramatically as more drugs enter later phases of trials and more patients are recruited to support trials. The 2005 market for patient diaries is projected to be $3 billion.

      The entire clinical trials process is labor-intensive and error-prone, resulting in poor quality data. Pharmaceutical and biotech companies want to improve data collection to better measure health outcomes and to prove the value of a given drug. This information will enable the placement of these drugs on managed care drug formularies and reduce market pressure for price reductions. A second major delay is caused by the need for the study results to be certified as statistically valid. Leading pharmaceutical companies readily acknowledge that at least 20% or more the patients participating in clinical trials "fall-off" the trial due to patients' non-compliance.

Market Adoption of New Technology

      Current approaches to accelerate time-to-market and save costs in clinical trials include exploring a variety of electronic data capture (EDC) technologies and electronic patient diaries (EPD). The FDA and its European counterparts have used EDC and EPD in part of their development programs to approve 13 new drugs with companies other than InforMedix.

      According to DATATRAK, electronic data capture methods can reduce clinical trials costs by an average of 82%. This is based on an average EDC cost of $485,000 per trial as compared to $2,700,000 per trial for paper and pen methods. ("The EDC Value Proposition to the Pharmaceutical Industry," DATATRAK International, July 2001)

      Over the last two years, major pharmaceutical manufacturers have been creating Business divisions to enable researchers to begin to capture patient-based information electronically. These business units are forming alliances with medical information technology companies to accelerate this growing trend. The success and accuracy of the patient-based information obtained during these trials will facilitate more rapid FDA approval, which is required to market new drug products.

      The Med-eMonitor System directly addresses this growing segment of the clinical trials market. Management believes that the Med-eMonitor System can significantly improve the speed and integrity of data captured in clinical drug trials. For example, the Med-eMonitor System eliminates the 4 - 8 week gaps in information between patient site visits. It may also eliminate the 15 - 20 week time until the trial database is locked, at the end of the trial when all patient information is collected from the various participating sites.

MARKETING AND SALES STRATEGY

      The Med-eMonitor System will be marketed and sold to pharmaceutical and biotechnology companies, Contract Research Organizations (CROs) and Site Management Organizations (SMOs) that manage clinical trials, and major academic research centers. InforMedix has identified the clinical drug trial market as its initial market due to the readily available need and the resources that exist to invest in a solution. This market offers high margins, a relatively recession-proof business segment, a rapid market growth and the acceptance of innovative solutions. Large pharmaceutical and biotechnology companies have begun to commit significant resources to the use of electronic data capture. Patient information in the clinical trial process has been obtained using electronic data capture with interim technologies such as the use of a modified Palm Pilot PDAs. FDA and European new drug approvals have now been granted with the use of electronic capture of patient information. There is increasing migration away from paper and pencil diaries toward electronic data capture for the clinical drug trial market. Studies demonstrating the inaccuracies of patients using paper and pencil diaries are influencing the FDA, the pharmaceutical and biotechnology companies, participating patients, and the public. Management believes that all of these market drivers make this the optimal time to introduce the Med-eMonitor, a medical technology specifically designed for the clinical trial purpose.

      InforMedix has begun the introduction of the Med-eMonitor System using direct sales methods. It launched its sales efforts in June 2003, with the introduction of the production quality product at the national meeting of Drug Information Association ("DIA"). DIA is the largest trade meeting for companies that participate in clinical trials, both those conducting the trials and those providing the services needed to support them. On February 15, 2004, Davison R. Dulin was appointed Vice President of Sales and Marketing. He is heading an effort to actively introduce InforMedix to some of the world's leading pharmaceutical companies. In addition, InforMedix's Sales and Marketing Committee is led by a member of InforMedix's Board of Directors, and includes members of its Advisory Board, who are experts in drug discovery and large pharmaceutical drug launches. This group of senior pharmaceutical executives offers tremendous insight into the some of the best strategies to launch the product.

      InforMedix is actively implementing strategies to make the product available to the clinical trial markets. InforMedix began a test run in March 2004, at the University of Texas Health Science in San Antonio. The intention is to have 20 patients use the Med-eMonitor system prior to the submission of the university's request to the NIMH for a grant. These patients may provide the data required for this grant application to justify the use of Med-eMonitor system in a full trial of schizophrenic patients. There is a nominal charge to the university for the use of the Med-eMonitor during this test run. The anticipated timeframe for review and approval of this grant is nine (9) months from submission. We are assisting this group in submitting an Investigator Initiated Trial (IIT) grant proposal to several pharmaceutical companies to fund an early phase of this study. If successfully funded, InforMedix would receive part of the grant monies secured. InforMedix expects to initiate clinical studies shortly at universities and a disease management company where it will place its Med-eMonitor system. The universities and disease management company will supply patients and staff to provide data on the functionality and ease of use by the patients. The Company will use a recurring revenue model by leasing the products to the pharmaceutical and biotechnology companies. Pricing will be determined by the size and the duration of the trial. As mentioned above in the chart under "The Four Phases of Clinical Drug Trials," InforMedix has identified the best entries into the market by determining the preferred Phase studies for the introduction of its product. InforMedix will also market and sell the Med-eMonitor System through strategic alliances and indirect sales channels.

      On December 16, 2003, InforMedix and Enhanced Care Initiatives ("ECI") signed an agreement whereby ECI will use InforMedix's Med-eMonitor System to extend the capabilities of ECI's care management system for elderly chronically ill patients. Terms of the agreement were not disclosed under a confidentiality agreement.

      ECI believes the Med eMonitor will help the disease-management firm better care for chronically ill patient populations. This will not only improve quality-of-life, but also drive down the cost of medical care. Studies show the sickest 1 percent of Medicare patients account for 27 percent of costs - an average of $57,000 per patient per year which is the Medicare population on which ECI concentrates.

      ECI is a Connecticut-based disease-management company that has developed a proprietary Disease Management and Outcomes Research System which takes the sickest patient population and provides an in-depth, personalized and comprehensive approach to maintenance of their optimal state of health.

Marketing Plan

      InforMedix is beginning to leverage its brand awareness using a variety of marketing vehicles. This includes trade events targeted to its customer base and to the therapeutic categories identified as readily receptive to the information provided by Med-eMonitor; speaking engagements at national meetings; marketing materials to be used in direct mailings to specified pharmaceutical and biotechnology clients; target advertising; continued development of our website to be more interactive, to demonstrate the Med e-Monitor System and its values, and links to company publications, partners, and industry-related sites will be provided; and public relations to help management capitalize on and distribute to the appropriate audiences the newest information and developments about InforMedix. InforMedix has begun the launch of a public relations effort to drive awareness of InforMedix and its products. It has initiated the placement of publications for initial references (company and third party peer reviewed medical journals) and press releases in leading industry publications.

      InforMedix intends to distribute key awareness information to highly targeted decision makers. These mailings will be comprised of selected white papers and peer-reviewed medical journal articles, new product announcements, product literature and related information tailored to the recipient. Product brochures and product demos via the Company's website will be produced to demonstrate the products to potential customers. Where and when appropriate, InforMedix intends to place high visibility advertisements in support of its public relations and trade events activities.

Sales Plan

      Initially, InforMedix is beginning to introduce Med-eMonitor System directly to targeted accounts, including large and medium sized pharmaceutical and biotechnology firms, contract research organizations, site management organizations and leading academic institutions. Many of these opportunities are available to InforMedix as a result of attendance at the DIA meetings, existing corporate relationships during the Beta testing, management's industry contacts and with the help of the contacts from the Advisory Board and Sales and Marketing Committee. Specific therapeutic categories which include cardiovascular disease, pain and gastro-intestinal areas are being targeted. Additionally targets are Phase IV studies for drugs that are already on the market, to further expand the drug claims and market share. The pricing structure for the Med-eMonitor System has been established and validated in the market. Now, Med-eMonitor is being introduced to several large and medium sized pharmaceutical companies. Discussions are beginning at the necessary levels of these large organizations to initiate their evaluation of the product. In addition, several large and small CROs are beginning to review the product and have introduced the Med-eMonitor as a solution to their client base.

      One such pharmaceutical company is scheduled to use the Med-eMonitor System in the near future in a test run using a complex study design addressed at patients in a bunionectomy study. The study addresses many aspects of the study drug including time to onset of action, duration of action, degree of symptom relief, time to partial and complete relief, use of rescue medications, and other ePRO parameters that demonstrate much of the functionality that distinguishes the Med-eMonitor System from the Palm diaries. InforMedix will deliver 3 Med-eMonitor units loaded with the post surgery pain protocol and the pharmaceutical company has indicated InforMedix will receive the results of how we perform in or about May 2004.

Direct Sales

      InforMedix's management team is initially focused on expanding its relationships with decision makers in pharmaceutical companies. Pharmaceutical companies typically perform 50% of their clinical trials within their own organizations and contract the remainder to CROs and SMOs.

      Management has recently begun sales activities now that a production Med-eMonitor is available. InforMedix will judiciously add direct sales people as it achieves ongoing revenue generation from its primary target accounts.

      InforMedix is beginning to explore strategic alliance opportunities. These prospective strategic partner companies are servicing the clinical trial markets and also focus in areas of electronic patient-based data capture.

Pricing Strategy

      InforMedix will provide the service of its database software with the Med-eMonitor system.

      Pricing options include a cafeteria selection:

o     Outright  product  purchase
o     Monthly lease with minimum time frame
o     Monthly rental with minimum time frame

      Pricing plans are based on the purchasing requirements of InforMedix's customers. Initial customer feedback indicates most purchases will be via a monthly lease. Pricing is determined by the size of the study (number of patients) and the duration of the trial.

      A one-time program management fee will also be charged. This fee includes: the database software, maintenance services, training, customer support and warranty on the product.

COMPETITION

      The market for Electronic Personal Diaries (EPD) for clinical trials continues to be fragmented. Management attended the 2003 Drug Information Association Annual Meeting and gathered significant competitive information. This direct research reinforced the clear differentiation of the Med-eMonitor System from the competitive EPD product offerings.

      There are four companies that have educated the markets to the use of electronic data capture for the collection of patient information in a clinical trial. These four companies are PHT, CRF Box, eTrials, and Invivodata. All four firms have received financial backing from private money sources, including venture capital investment. All of these companies use the Palm Pilot modality to deliver the pharmaceutical or biotechnology protocol. Regardless of platform, each competitor's offering provides the same user interface and related user challenges found with using a small stylus to enter data on a small LCD screen. None of these competitors provide automated compliance tracking.

      The Standard Palm Pilot software is immobilized and only the screen is activated via a custom software application written for the trial. The screen is used to deliver the clinical protocol. However, none of the devices can directly correlate the patient diary data to the drug being tested for approval, since none of these devices contain the medication. A strong sales advantage for the Med-eMonitor is the direct correlation between the medication compliance and electronic diary data- the essence of the entire clinical drug trial. Each one of these companies has a large team of software programmers that are essential to write their custom software code for each protocol. Pharmaceutical and biotechnology companies that use Palm Pilot modalities often go through at least seven iterations when creating the software for the drug protocol. This results in to delay and expense for these companies. In addition, to initiate a trial with any of the Palm devices, the drug protocol must be provided at least six to eight weeks in advance. Should any mid-trial protocol changes be made (as is not a typical) then the FDA requires that each custom software iteration must be verified and validated, causing further delays. These companies do not control when Palm, Inc. will obsolete a specific model from its manufacturing inventory. The results are unforeseeable introductions and retraining for new Palm products, adding further burden to the staff of the clinical trial sites. Lack of control over the hardware device can also result in new training and potential client rejection. All four firms are exposed to this obsolescence.

      InforMedix has designed its own hardware device using standard off-the-shelf components in the manufacturing of the product. Med-eMonitor was designed with focus groups of senior citizens to ensure the intuitive simplicity of the front end collection of patient information. The backend software was designed with four main prompts in mind, which are the essence of the patient participation portion of the drug trial. This backend software delivers powerful information recording and reporting capability, with the ability to initiate a trial by simply filling-in essential fields. Should a mid-stream correction be necessary in the protocol, this can be implemented and delivered to the patients' devices in their homes within hours of the change. There is no further need for additional software validation or verification, which dramatically reduces costs and delays compared to the competitors products.

      Management believes its patent portfolio offers a distinct advantage over the competition with its unique drug-dose-response information. The patents cover a wide variety of patient monitoring devices and information systems, including dispensing devices as well as wireless and PDA applications. The Med-eMonitor device and Internet-accessible database is the subject of 15 issued U.S. and foreign patents and 12 patents pending. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. (www.pl-x.com.). The appraisal suports the assertion that InforMedix owns the "Pioneer Patent Portfolio" in this field, with its patents cited as prior art by over 154 other issued patents. The appraisal is based on assumptions and estimates completely dependent on future events and transactions covering an extended period of time, which may be significantly affected by changes in circumstances over which InforMedix may not have any control. The appraisal is inherently subject to varying degrees of uncertainty, and the ability to achieve that value depends, among other things, on the timing and probability of a complex series of future events both internal and external to an enterprise. Accordingly, no assurance is or can be given that any or all of the appraised value will or can be realized.

GOVERNMENT REGULATION

HIPAA

      The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information - "accountability" - is one of the key factors driving the legislation. The other major factor - "portability" - refers to Congress' intention to ensure that individuals can take their medical and insurance records with them when they change employers. In August 2000, HHS issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. All affected entities, including InforMedix, will be required to comply with these regulations.

      In December 2000, HHS issued final regulations concerning the privacy of healthcare information. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or orally. All affected entities, including InforMedix, are required to comply with these regulations by April 14, 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed.

      In February 2003, HHS issued final regulations concerning the security of healthcare information maintained or transmitted electronically. These regulations require implementation of organizational and technical practices to protect the security of such information. All affected entities, including InforMedix, are required to comply with these regulations by April 30, 2005. Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. InforMedix anticipates that it will be fully able to comply with the HIPAA regulations that have been issued by their respective mandatory compliance dates. Based on the existing and proposed HIPAA regulations, InforMedix believes that the cost of its compliance with HIPAA will not have a material adverse effect on its business, financial condition or results of operations.

      The Company has hired a medical software engineer who is an expert in the area of HIPAA and 21CFR part 11, to ensure that the backend software of the Med-eMonitor complies with the required government regulations.

Food, Drug and Cosmetic Act

      The Food and Drug Administration has notified InforMedix that the Med-eMonitor System is not subject to the registration, device listing or premarket notification provisions of the Food, Drug and Cosmetic Act, because the Med-eMonitor System satisfies certain conditions established by the FDA in its enforcement discretion. The Med-eMonitor System is subject to the adulteration and misbranding provisions of the FDCA and InforMedix must comply with the medical device reporting requirements of the FDCA InforMedix must also comply with 21CFR Part 11 regulations governing the electronic capture of clinical trial data. InforMedix believes that the cost and administrative burden associated with FDA compliance are not material to InforMedix's business, financial condition or results of operations. It should be noted that the FDA has approved new drug applications using PDAs, such as Palm Pilots, in the capture of patient information. Palm Pilot is a modified modality.

ENVIRONMENTAL MATTERS

      Management of InforMedix believes that it currently is in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. InforMedix does not believe that it will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that such compliance will materially affect its capital expenditures, earnings or competitive position.

SEASONALITY

      The clinical trials market is not influenced by seasonal changes. Pharmaceutical and biotechnology companies pursue drug development actively throughout the course of the year.

EMPLOYEES

      InforMedix currently has five employees and two part time consultants. These include its Chief Executive Officer, President and Chief Operating Officer, Vice President of Research and Development, Director of Software Development, Chief Financial Officer and General Counsel, and Vice President of Sales and Marketing.


ITEM 2.  DESCRIPTION OF PROPERTY.

      InforMedix leases facilities in Rockville, Maryland from a non-affiliated landlord. These facilities encompass approximately 1,000 square feet and serve as InforMedix's corporate headquarters and operations center. The current lease commenced on March 1, 2003 for a one-year term at $2,294 per month.

      We believe that we have adequate facilities to conduct our current operations, and we do not expect to seek additional administrative offices and/or research facilities in the near term. We have no current proposed programs for the renovation, improvement or development of our current facilities.

ITEM 3.  LEGAL PROCEEDINGS.

      In the ordinary course of business, InforMedix may be involved in legal proceedings from time to time. At this time, there are no material legal proceedings against InforMedix.

      InforMedix anticipates that, from time to time, it will receive inquiries from the FDA and other government agencies requesting records and other documents. It is InforMedix's policy to cooperate with all such requests for information.

      Private litigants may also make claims against InforMedix for violations of healthcare laws in actions known as qui tam suits and the government may intervene in, and take control of, such actions.

      No governmental agency has instituted any proceedings or served InforMedix with any complaints.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of stockholders during the fourth quarter of 2003. By unanimous approval of the Company's Board of Directors on January 21, 2004 and by approval of shareholders holding in excess of a majority of the voting shares of the Company, the Company authorized an amendment to its articles of incorporation to increase its authorized common stock from 20 million shares to 80 million shares of Common Stock which became effective on March 3, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock has traded on the NASD Over-the-Counter Bulletin Board under the symbol "IFMX" since July 30, 2003. The following table sets forth the high and low closing bid prices for the Common Stock, as reported by Pink Sheets, LLC for the periods indicated below. Prior to July 30, 2003, our common stock was not traded on a public market. The following quotations represent prices between dealers and do not include retail markups, markdowns or commissions. These do not represent actual transactions.


           2003                       High                      Low

       Third Quarter                  $.55                     $.16
 (July 30 - September 30,
           2003)

      Fourth Quarter                  $.65                     $.18

      The above quotations represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

      On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003. All share and per share data in this report give retroactive effect to the reverse stock split.

      As of March 26, 2004, there were 194 record holders of our common stock.

      We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain earnings, if any, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Reverse Acquisition

      Founded in 1997, InforMedix has developed and integrated a portable patient-interactive monitoring device, hardware, software and network communications system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor(TM) System leverages InforMedix's strong intellectual property with 15 patents issued and 12 patents pending.

      In May 2003, Hunapu, Inc. completed its merger with InforMedix Acquisition Corp. and subsequently changed its name to InforMedix Holdings, Inc. InforMedix Holdings, Inc.'s sole material asset is its 100% interest in InforMedix, Inc. See Item 1. "Description of Business."

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

PRINCIPLES OF CONSOLIDATION

      InforMedix's condensed financial statements include the accounts of InforMedix Holdings, Inc. and its subsidiary for the year ended December 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2002 figures represent InforMedix, Inc. only, prior to the acquisitions by InforMedix Acquisition Corp. and Hunapu, Inc.

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

INTELLECTUAL PROPERTY ASSETS

      InforMedix owns 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at December 31, 2003.

INTERNAL USE SOFTWARE COSTS

      Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the year ended December 31, 2003 have been expensed as research and development expense.

START-UP COSTS

      In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," InforMedix expenses all costs incurred in connection with the start-up and organization of InforMedix.

RESEARCH AND DEVELOPMENT

      Research and development costs are related primarily to InforMedix obtaining its 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-e Monitor devices, communications connectively between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

INCOME TAXES

      The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2003 and 2002, respectively.

ADVERTISING

      Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $57,491 and $1,347 for the years ended December 31, 2003 and 2002, respectively.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

      Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants, of which by September 30, 2002, all Company options and warrants that had been issued up to that point in time were converted. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2003 and 2002 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor System, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

      The following is a reconciliation of the computation for basic and diluted
EPS:

                                   Dec. 31,                 Dec. 31,
                                    2003                     2002
                                    ----                     ----

NET LOSS

Weighted-average common shares    ($1,949,621)           ($2,265,677)
  outstanding (Basic)

Weighted-average common stock      12,004,771              9,641,903
   equivalents:
      Stock options                   __                       __
      Warrants                        __                       __
Weighted-average common shares     __________              __________
    outstanding (Diluted)          12,004,771              9,641,903
                                   ==========              ==========


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

RESULTS OF OPERATIONS

For the year ended December 31, 2003, compared to the year ended December 31, 2002 and cumulative totals January 27, 1997 to December 31, 2003.

      The Company did not recognize revenues from the sale of its Med-eMonitor(TM) System for the year ended December 31, 2003. The product was still in the development stage during this time period, and was only sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals. These articles were published in the July/August 2003 issue of HEART & LUNG, and the September 2003 issue of the DRUG INFORMATION JOURNAL (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the company did recognize nominal revenue from research grants. For the period from inception (January 27, 1997) through December 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

      Information gathered from the use of the Med-eMonitor(TM) units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance

      Compensation expense for the year ended December 31, 2003 of $205,814 decreased by $1,345,092 (87%) compared to $1,550,906 for the prior year. The decrease resulted from the Company not having to rely as heavily upon the issuance of Common Stock as consideration for compensation and services rendered. Previously, despite limited cash, the Company was able to recruit and retain key executives primarily through the issuance of stock options in lieu of cash compensation. For the period from inception (January 27, 1997) through December 31, 2003, the Company recorded an aggregate of $6,141,413. For the years ended December 31, 2003 and 2002, total compensation and vendor services paid for with the issuance of common stock or stock options was zero and $1,069,203, respectively. The Company has elected to expense these options and warrants at the time they are exercised rather than granted.

      Selling, general and administrative expenses for the year ended December 31, 2003 of $1,031,451 increased by $521,766 (102%) compared to $509,685 for the prior year. The increase resulted primarily from increased professional fees as in a result of being a public company, consulting fees and printing charges associated with SEC filings, increased insurance expense and increased consulting fees from marketing in connection with our launch of the Med-eMonitor System.

      Research and Development expenses for the year ended December 31, 2003 of $555,180 increased by $433,552 (352%) compared to $121,628 for the prior year due to the completion of development work related to the first generation of the Med-eMonitor(TM) product, and next generation database development. Certain vendors assisting with research and development agreed to receive partial compensation in the form of stock to be paid in January 2004. For the period from inception (January 27, 1997) through December 31, 2003, the Company recorded $4,262,205 in research and development expenses.

      Depreciation and Amortization expense decreased for the year ended December 31, 2003 when compared to the prior year by $5,129 to $30,307. This decrease resulted primarily from the disposition of certain computer equipment in 2002.

      Interest expense paid increased by 117% from $58,486 for the year ended December 31, 2002 to $127,090 for the year ended December 31, 2003. This increase resulted primarily from an increase in Notes Payable from $575,000 as at December 31, 2002, to $1,469,400 as at November 30, 2003, before being reduced to $104,400 as at December 31, 2003. For the period from inception (January 27, 1997) through December 31, 2003 the Company recorded $314,879 of interest expense.

      The Company recognized non-operating income of $235,536 in the year ended December 31, 2002 from the settlement of disputed vendor accounts payable. This income recognition represents a one-time adjustment to the price of certain vendor services and should not be expected to recur. There was no similar non-operating income recognized in the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      The Company does not have an operating line of credit from a financial institution and consequently relied on additional financing from investors to complete the development phase of its business and to manufacture
Med-eMonitor(TM) units. The Company had monies on deposit of $458,468 at December 31, 2003 and $59,579 at December 31, 2002.

      In February 2003, the Company borrowed $60,000 in the aggregate from several board members and a principal of its investment-banking firm. Interest on each note accrued at a rate of 12% per annum. These notes matured on December 7, 2003 and have not yet been repaid with the expectation they will be converted into shares of Common Stock. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

      In April 2003, the Company borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This note matured on December 7, 2003 and was repaid with $60,250 of interest. The note had provisions for the issuance of 800,000 stock warrants (post-split), which were replaced by 250,000 warrants exercisable at $1.50 per share. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The $375,000 was converted into units in the Company's private placement in December 2003 at the Equity Offering price of $.37 per unit. This Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

      In June 2003, the Company borrowed $20,000 from its then investment bankers and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 8% per annum. This note has not yet been repaid and the lien has not yet been released, although the Company expects this note to be converted into equity. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

      In July 2003, the Company borrowed $41,400 in the aggregate from its then investment bankers and other related parties. Interest on the notes accrued at a rate of 8% per annum. These notes matured on January 31, 2004, or the date the Company successfully raises equity financing of $500,000. Of this amount, $15,000 has been repaid and $26,400 principal amount remains outstanding. These notes have not been repaid. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

      The Company entered into six promissory notes dated August 31, 2003 and September 10, 2003 with private and institutional individuals obtained through the Company's investment banker Meyers Associates, L.P. . These individuals loaned $400,000 collectively to the Company in notes that mature on August 31, 2004. The notes accrued interest at a rate of 10% per annum. Aggregate interest of $11,480 was paid by the Company on these notes prior to their maturity. An aggregate of $300,000 principal amount of these notes were converted into units of the Company's private placement described in the next paragraph and $100,000 principal amount was repaid from proceeds of the private placement.

      In August 2003, the Company entered into a Placement Agent Agreement with an investment banking firm, Meyers Associates, L.P. to privately offer and sell a minimum $1,500,000 to a maximum $5,000,000 of its securities in a private offering and sale in reliance upon an exemption from registration pursuant to section 4(2) of the Securities Act of 1933, as amended or other appropriate exemption. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each Share of Common Stock issued, the Company also issued one A Warrant and one B Warrant to purchase one-half share of Common Stock of InforMedix. On December 2, 2003, December 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450, $1,205,000 and $1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. As of February 9, 2004, the Company had sold and issued $3,950,450 of units. The Equity Offering was terminated and the entire $5 million of units subscribed for, however, $1,049,550 was held by the escrow agent until the Company's Charter Amendment was declared effective on March 3, 2004. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.28 per share. In addition, the placement agent received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until December 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

      Meyers Associates, L.P. was introduced to the Company by the investment banking firm Rockwell Capital Partners, LLC. In May 2002, the Company entered into an agreement with Rockwell which stipulated that Rockwell would advise the Company in connection with private financings and assist in going public through a reverse merger transaction with a public shell company, followed by assisting the company in raising equity through a PIPE (Private Investment in a Public Entity) of up to $3,000,000. Rockwell committed to InforMedix to raise $400,000, and assisted the Company by introducing it to Vertical Capital Partners, Inc., an affiliated NASD broker-dealer. A total of $250,000 was raised in August and September 2002 from three accredited investors. $100,000 of this was sent directly by the investors to an investor relations firm, JC Consulting, on behalf of the Company, to provide investor relations services once the Company was public and its stock was trading. JC Consulting is now reported as defunct. These securities were sold pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D under the Securities Act. There was no general solicitation and the Equity Offering was completed prior to InforMedix commencing discussions with Hunapu.

      In November 2002, the Company raised $350,000 pursuant to a loan agreement with Private Investors Equity, LLC. The net proceeds were used for working capital and to complete product development. Under the agreement, the Company issued a convertible secured promissory note bearing interest at 12% per annum, payable at maturity on May 3, 2003, and issued warrants to purchase 350,000 shares of common stock at an exercise price of $3.00 per share, expiring on November 4, 2007. This Note has been paid in full prior to the maturity date. These securities were sold pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. There was no general solicitation and the Equity Offering was completed prior to InforMedix commencing discussions with Hunapu. The Note has been subsequently paid in full.

      In furtherance of its objective to become a publicly traded company, the Company completed its merger into Hunapu Inc., a Rule 419 public shell, in May 2003, pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 8, 2003, as supplemented.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $(1,949,621) for the year ended December 31, 2003, $(2,265,677) for the year ended December 31, 2002 and a cumulative loss of $13,960,362.

      The Company had a working capital deficit of $(190,832) at December 31, 2003, which produced a current ratio of 0.75 to 1.0. At December 31, 2002, working capital was negative $(715,907) and the current ratio was 0.23 to 1.0. We have funded the business throughout the development stage primarily through research grants, equity and convertible debt investments from accredited investors, short-term borrowing and most recently equity financing. We believe we can achieve significant sales in 2004 and reach break-even operations by 2005, although there can be no assurance of same, at which time we would be able to fund operations from positive cash flows.

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

      As described under "Item 1. Description of Business--Marketing and Sales Strategy" we recently signed an agreement with a privately held disease management company. If this company is satisfied with the demo units, it said that it would introduce the Med-eMonitor into its care management plan. The Company has received letters of support from four pharmaceutical manufacturers and contract research organizations (CROs), endorsing the value of the Med-eMonitor System for clinical trials and disease management applications, and the Company's management has been actively traveling to promote sales in the past two months. InforMedix has been recommended to another pharmaceutical company by one of the largest global CROs to use Med-eMonitor in a clinical trial to be managed by that CRO; is about to initiate a pilot trial with an important drug of one of the five largest pharmaceutical companies, and has received a letter of support from that pharmaceutical company, and provided Med-eMonitor(TM) demonstration units to test and validate the units for disease management purposes by a large, publicly traded disease management company.

      InforMedix has taken delivery of 250 next generation Med-eMonitor(TM) units from its outsourced manufacturer. Furthermore, InforMedix has shipped units to three potential customers for testing purposes. In addition, a prominent academic research institution has prepared a grant application to be submitted to the National Institutes of Health ("NIH") to use Med-eMonitor(TM) units in research studies in diabetes patients. There are no known trends or uncertainties that will have a material impact on potential revenues.

      On December 16, 2003, InforMedix and Enhanced Care Initiatives ("ECI") signed an agreement whereby ECI will use InforMedix's Med-eMonitor System to extend the capabilities of ECI's care management system for elderly chronically ill patients. Terms of the agreement were not disclosed under a confidentiality agreement.

      ECI believes the Med-eMonitor, will help the disease-management firm better care for chronically ill patient populations. This would not only improve quality-of-life, but also drive down the cost of medical care. Studies show the sickest 1 percent of Medicare patients account for 27 percent of costs - an average of $57,000 per patient per year which is the Medicare population on which ECI concentrates.

      ECI is a Connecticut-based disease-management company that has developed a proprietary Disease Management and Outcomes Research System which takes the sickest patient population and provides an in-depth, personalized and comprehensive approach to maintenance of their optimal state of health.

                                  RISK FACTORS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. These are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

RISKS RELATING TO OUR FINANCIAL CONDITION

      NEED FOR PROCEEDS OF THE EQUITY OFFERING.

      Between December 2003 and March 2004, InforMedix sold $5.0 million of securities offered pursuant to a Private Placement Memorandum dated October 20, 2003 (the "Offering"). We obtained net proceeds of approximately $3.56 million, which we require to fully implement our business plan. Management can give no assurance the funds so obtained will be sufficient to fully implement the business plan, or that a full implementation of such business plan will result in InforMedix's profitability.

      IF INFORMEDIX CONTINUES TO INCUR NEGATIVE CASH FLOW FROM ITS OPERATIONS, IT MAY EXHAUST OUR CAPITAL RESOURCES.

      No net positive cash flow has been generated from InforMedix's operations since its inception. InforMedix has been primarily a development stage company to date and has invested the majority of its resources in the R&D of the product and its patents, with minimal investment for the commercialization of its product. InforMedix had a net loss of $1,949,621 on zero sales for the year ended December 31, 2003; a net loss of $2,265,677 on net sales of $22,759 for the year ended December 31, 2002; and a cumulative loss from inception through December 31, 2003, of $13,960,362.

      InforMedix has funded its operating activities primarily through sales of equity securities to its founders, individual accredited investors, corporate investors, private investment lenders and equity issued for services in the amount of approximately $13,785,000 as of December 31, 2003. In addition, from inception to December 31, 2002, we borrowed $725,000 from our Chief Executive Officer, directors and affiliates (all of which has been converted into equity), and an additional $65,000 in 2003. We completed a $400,000 debt bridge financing in September 2003 of which $300,000 has been converted into equity and $100,000 principal amount has been repaid. Between December 2003 and February 2004, we raised an additional $5.0 million under the Equity Offering which was then terminated. InforMedix anticipates negative cash flow from operations to continue for some time. Accordingly, we can give no assurance that we will be able to operate profitably or be able to produce positive cash flow from operations in the future. Our efforts to operate profitably and obtain positive cash flow from operations will depend on, among other things:

o Developing the InforMedix brand, marketing and other promotional activities of the Med-e Monitor System;

o Expanding general and administrative functions to support growth that may occur; and

o Establishing and developing relationships in the healthcare industry, particularly with pharmaceutical and biotechnology manufacturers, contract research organization (CROs) and academic research centers.

      QUALIFIED FINANCIAL STATEMENTS BASED ON OPERATING LOSSES AND A CAPITAL DEFICIT QUESTION INFORMEDIX'S ABILITY TO CONTINUE IN BUSINESS.

      InforMedix's accountants issued a qualified report on our financial statements as of and for the year ended December 31, 2003. The report states that InforMedix is currently in the development stage and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about InforMedix's ability to continue as a going concern. See "Independent Auditors' Report" and "Note 13 of Notes to InforMedix Consolidated Financial Statements" included in this Report.

      IF WE FAIL TO ESTABLISH THE MED-E MONITOR SYSTEM BRAND OR TO ATTRACT REPEAT CUSTOMERS, INFORMEDIX MAY NOT BE ABLE TO INCREASE ITS REVENUES SUFFICIENTLY TO FUND ITS OPERATIONS.

      We must develop, establish and strengthen the InforMedix brand for the Med-e Monitor System, particularly because of the early stage of our development and the highly competitive nature of our business. If we fail to establish the Med-e Monitor System brand, we will be at a competitive disadvantage and may lose the opportunity to obtain, and thereafter maintain, a sufficient number of customers. The development of the Med-e Monitor System brand will depend largely on the success of InforMedix's marketing efforts and its ability to provide consistent, high quality customer experiences. We cannot be certain that the Med-e Monitor System brand promotion activities will be successful, or will result in increased revenues. If increased revenues are achieved, there can be no assurance that these revenues will be sufficient to offset the expenditures incurred in establishing the Med-e Monitor System brand.

      INFORMEDIX IS OBLIGATED TO COMPLY WITH GOVERNMENT REGULATION AND ITS FAILURE TO DO SO COULD RESULT IN SIGNIFICANT LIABILITY AND CURTAILMENT OR SUSPENSION OF OPERATIONS.

      The technology used in the monitoring of clinical drug trial protocols is regulated by the Food and Drug Administration (FDA). No FDA approval is required for the Med-eMonitor System and the FDA currently does not require the documentation of regulatory compliance. However, if in the future the FDA requires InforMedix to document regulatory compliance and it fails to do so, because of a lack of funds, or otherwise, the Company may be required to curtail or suspend its operations.

      WE WILL LACK BUSINESS DIVERSIFICATION.

      As a result of our limited resources, the prospects for our initial success will be entirely dependent upon the future performance of a single product and a single business. Although the product and its patents are applicable to other aspects of medical use, such as disease management and direct to consumer use, the Company will initially focus upon the singular market of clinical trials. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.

      WE WERE RECENTLY ORGANIZED AND WENT PUBLIC AND HAVE A LIMITED OPERATING HISTORY UPON WHICH YOU CAN BASE AN INVESTMENT DECISION.

      We were organized on January 27, 1997, completed our reverse merger and became a public company in May 2003, and have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

      DISCRETION IN USE OF FUNDS.

      InforMedix anticipates applying the net proceeds of the Equity Offering for marketing, sales and hiring of key personnel for execution of sales objectives, repayment of indebtedness, general and administrative expenses and working capital purposes. However, as of the date hereof, other than to fund selling, general and administrative expenses and repayment of indebtedness, we have no material restrictions on our use of the proceeds under the Equity Offering. As such, management of InforMedix has broad discretion, subject to their fiduciary duties, in the application of the proceeds.

      INFORMEDIX'S CEO, PRESIDENT AND DIRECTORS MAY HAVE THE ABILITY TO CONTROL ALMOST ALL MATTERS OF THE COMPANY.

      The officers and directors of InforMedix and their affiliates, beneficially own approximately 14% of the issued and outstanding shares of common stock of InforMedix as of March 30, 2004. Therefore, management will have significant influence over the election of InforMedix's directors and to control the outcome of other issues submitted to stockholders of InforMedix. This includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of InforMedix with another company or approve the sale of all or substantially all of the assets of InforMedix without the agreement of shareholders.

      PREFERRED STOCK AS AN ANTI-TAKEOVER DEVICE.

      InforMedix is authorized to issue 4,500,000 shares of preferred stock, $.001 par value. The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as the Board of Directors of InforMedix may determine by resolution. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without shareholder approval subject to approval of the holders of the Preferred Stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of InforMedix without any further action by shareholders.

      INTERESTS OF PLACEMENT AGENT IN INFORMEDIX; POSSIBLE RESTRICTION ON "MARKETING MAKING" ACTIVITIES IN INFORMEDIX'S SECURITIES; ILLIQUIDITY.

      Including shares underlying presently exercisable warrants, Meyers Associates L.P., our Placement Agent and its principals beneficially own, in the aggregate, 10,279,862 shares of Common Stock, or approximately 30.9% of the outstanding shares. Notwithstanding the foregoing, Meyers Associates has entered into a Voting Agreement with us dated August 21, 2003, pursuant to which the Placement Agent agreed to give Management of InforMedix a voting proxy over all of its shares on all matters for generally one year from the last closing of the Equity Offering. In addition, the Placement Agent and its affiliates agreed not to sell, sell short, or otherwise dispose of any of their shares prior to the completion of the Equity Offering.

      LACK OF TRADING MARKET.

      No trading market exists for our warrants. There can be no assurance that a market for the warrants will be created or sustained. Rule 144 promulgated under the Securities Act requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements of the Securities Act. There can be no assurance that we will fulfill in the future any reporting requirements under the Exchange Act, or disseminate to the public any current financial or other information concerning InforMedix, as required by Rule 144 as one of the conditions of its availability.

      DIFFICULTY OF TRADING AND OBTAINING QUOTATIONS FOR COMMON STOCK.

      Our Common Stock is currently quoted on the NASD's Over-the-Counter Bulletin Board ("OTCBB") under the symbol "IFMX". Our Common Stock is not actively traded, and the bid and asked prices for our Common Stock have fluctuated significantly. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely have a material adverse effect on the market price of the Common Stock and on our ability to raise additional capital.

      PENNY STOCK REGULATION.

      Our Common Stock is subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors." For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule could affect the ability of broker-dealers to sell our securities and could affect the ability of purchasers to sell any of our securities in the secondary market.

RISK FACTORS AFFECTING INFORMEDIX'S BUSINESS OPERATIONS.

      INFORMEDIX COULD BE SUBJECT TO FINES, FACILITY SHUTDOWNS AND POSSIBLE EXCLUSION FROM PARTICIPATION IN PROVIDING INFORMATION TECHNOLOGY SERVICES IF IT FAILS TO COMPLY WITH THE LAWS AND REGULATIONS.

      InforMedix is subject to regulations such as compliance and record-keeping requirements under the Health Insurance Portability and Accountability Act (HIPAA) and the Food, Drug and Cosmetic Act. In addition, the provision of services, pharmaceuticals and equipment is subject to strict licensing and safety requirements. If InforMedix is deemed to have violated these laws and regulations, InforMedix could be subject to fines and/or facility shutdowns. Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology for pharmaceuticals may have a dramatic effect on InforMedix's business and results of operations.

      CONTINUED PRESSURE COULD REDUCE INFORMEDIX'S MARGINS AND LIMIT INFORMEDIX'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE.

      Certain competitors of InforMedix may have or may obtain significantly greater financial and marketing resources than InforMedix. As a result, InforMedix could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share.

      IF WE LOST THE SERVICES OF DR. BRUCE KEHR, INFORMEDIX'S CEO, JANET CAMPBELL, INFORMEDIX'S PRESIDENT AND COO, OR RANDY DULIN, INFORMEDIX'S VICE PRESIDENT OF SALES, WE MIGHT NOT BE ABLE TO EXECUTE INFORMEDIX'S CURRENT BUSINESS IN ACCORDANCE WITH OUR CURRENT PLANS.

      InforMedix's future success depends significantly on the skills, experience and efforts of its chief executive officer, Dr. Bruce Kehr, its president and chief operating officer, Janet Campbell, Randy Dulin, its vice president of sales and other key personnel. These individuals would be difficult to replace. Dr. Kehr, Ms. Campbell and Mr. Dulin have developed, and are engaged in carrying out, InforMedix's strategic business plan. The loss of the services of Dr. Kehr, Ms. Campbell or Mr. Dulin could seriously harm InforMedix's ability to implement its strategy. A failure to implement InforMedix's business strategy could result in the cessation of InforMedix's operations which would have a material adverse effect on our company and on your investment.

      IF INFORMEDIX IS UNABLE TO ADEQUATELY PROTECT OR ENFORCE ITS RIGHTS TO ITS INTELLECTUAL PROPERTY, INFORMEDIX MAY LOSE VALUABLE RIGHTS, EXPERIENCE REDUCED MARKET SHARE, IF ANY, OR INCUR COSTLY LITIGATION TO PROTECT SUCH RIGHTS.

      InforMedix generally requires its employees, consultants, advisors and collaborators to execute appropriate confidentiality agreements with it. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with InforMedix is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements may be breached, and in some instances, InforMedix may not have an appropriate remedy available for breach of the agreements. Furthermore, InforMedix's competitors may independently develop substantial equivalent proprietary information and techniques, reverse engineer information and techniques, or otherwise gain access to InforMedix's proprietary technology. In addition, the laws of some foreign countries may not protect proprietary rights to the same extent as U.S. law. InforMedix may be unable to meaningfully protect its rights in trade secrets, technical know-how and other non-patented technology.

      InforMedix may have to resort to litigation to protect its rights for certain intellectual property, or to determine their scope, validity or enforceability. Enforcing or defending InforMedix's rights is expensive and may distract management from its development of the business if not properly managed. Such efforts may not prove successful. There is always a risk that patents, if issued, may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish protection for any technology InforMedix may license. Any failure to enforce or protect InforMedix's rights could cause it to lose the ability to exclude others from using its technology to develop or sell competing products.

      INFORMEDIX MAY BE SUED BY THIRD PARTIES WHO CLAIM THAT INFORMEDIX'S PRODUCT INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS. DEFENDING AN INFRINGEMENT LAWSUIT IS COSTLY AND INFORMEDIX MAY NOT HAVE ADEQUATE RESOURCES TO DEFEND. ANY SETTLEMENT OR JUDGMENT AGAINST US COULD HARM OUR FUTURE PROSPECTS.

      InforMedix may be exposed to future litigation by third parties based on claims that its technology, product or activity infringes on the intellectual property rights of others or that InforMedix has misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against InforMedix, whether or not valid, could result in substantial costs, could place a significant strain on InforMedix's financial and managerial resources, and could harm InforMedix's reputation. In addition, intellectual property litigation or claims could force InforMedix to do one or more of the following:

o Cease selling, incorporating or using any of InforMedix's technology and/or product that incorporates the challenged intellectual property, which could adversely affect InforMedix's revenue;

o Obtain a license from the holder of the infringed intellectual property right, which may be costly or may not be available on reasonable terms, if at all; or

o     Redesign InforMedix's product, which would be costly and time consuming.


      WE MAY NOT BE ABLE TO MANUFACTURE OUR PLANNED PRODUCT IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR AT ALL, WHICH COULD HARM OUR FUTURE PROSPECTS.

      InforMedix is in the initial phase of product commercialization. InforMedix does not presently own any manufacturing facilities. Accordingly, if InforMedix's planned product becomes available for widespread sale, we may not be able to arrange for the manufacture of our planned product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect InforMedix's future prospects.

      THE MARKET FOR INFORMEDIX'S PLANNED PRODUCT IS RAPIDLY CHANGING AND COMPETITIVE. NEW PRODUCTS MAY BE DEVELOPED BY OTHERS WHICH COULD IMPAIR OUR ABILITY TO DEVELOP, GROW OR MAINTAIN OUR BUSINESS AND BE COMPETITIVE.

      InforMedix's industry is subject to substantial technological change. Developments by others may render InforMedix's technology and planned product noncompetitive or obsolete, or it may be unable to keep pace with technological developments or other market factors. Competition from other companies, universities, government research organizations and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than InforMedix does, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities could represent significant competition for InforMedix. InforMedix is a development-stage enterprise and as such its resources are limited and it may experience technical challenges inherent in developing its technology. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition.

      INFORMEDIX'S PLANNED PRODUCT COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD BE TIME CONSUMING AND COSTLY TO DEFEND, DIVERT MANAGEMENT ATTENTION AND ADVERSELY AFFECT INFORMEDIX'S ABILITY TO OBTAIN AND MAINTAIN INSURANCE COVERAGE. IF INFORMEDIX INCURRED A MATERIAL LIABILITY FOR WHICH IT IS NOT ADEQUATELY INSURED, IT MIGHT BE RENDERED INSOLVENT.

      The testing, manufacture, marketing and sale of InforMedix's planned product will involve an inherent risk that product liability claims will be asserted against it. We currently have a general liability policy with an annual aggregate limit of $1 million with a $1 million limit per occurrence and product liability insurance with an aggregate limit of $1 million. This insurance may prove inadequate to cover claims and/or litigation costs. Product liability claims or other claims related to InforMedix's planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent InforMedix from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of InforMedix's Med-eMonitor System.

      InforMedix faces the risk of liability resulting from claims made directly by patients. InforMedix currently has property, general liability and product liability insurance in amounts that we believe to be adequate, but InforMedix can give no assurance that such insurance will remain available at a reasonable price or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that InforMedix will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect against such potential liability or at a reasonable cost. The obligation to pay any substantial liability claim could render InforMedix insolvent and could force it to curtail suspend operations, which would have a material adverse effect on our company and your investment in our company.

ITEM 7. FINANCIAL STATEMENTS.

      Our audited financial statements and related notes required by this Item 7 begin on page F-1, following Part III of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      We appointed Bagell, Josephs & Company, LLC ("Bagell Josephs") as our new independent public accountant and terminated the engagement of Lazar Levine & Felix LLP ("Lazar") as Hunapu's independent public accountant, effective with respect to InforMedix's fiscal year ending December 31, 2003. Bagell Josephs had been the independent public accountant for InforMedix prior to the merger with Hunapu. This change in independent public accountant was approved by our Board of Directors on June 23, 2003, upon the recommendation of the audit committee.

      The audit reports of Lazar on the financial statements of Hunapu as of and for the fiscal years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to contain an explanatory paragraph as to Hunapu's ability to continue as a going concern.

      During Hunapu's two most recent fiscal years and through June 23, 2003, there were no disagreements between the Company and Lazar, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Lazar's satisfaction would have caused Lazar to make reference to the subject matter of the disagreement(s) in connection with its reports.

      During the Company's two most recent fiscal years and through June 23, 2003, the Company did not consult with Bagell Josephs with respect to any matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-B. Bagell Josephs was the independent public accountant of InforMedix Acquisition Corp. prior to its merger with the Company.

      Hunapu provided Lazar with a copy of the foregoing disclosures, and requested that Lazar furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements that the Company has made herein. A copy of Lazar's letter response to the Company's request was filed as Exhibit 16.1 to the Company's Form 8-K for June 23, 2003.

ITEM  8A. CONTROLS AND PROCEDURES.

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Our Board of Directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director holds office for a term of one year, or until a successor has been duly elected and qualified, or until his earlier death, resignation or removal. Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board of Directors. Our directors and executive officers are as follows:



    NAME                AGE   PRINCIPAL POSITIONS AND OFFICES WITH OUR COMPANY
    ------------------ ----- -------------------------------------------------

    Bruce A. Kehr        54   Chairman of the Board and Chief Executive
                              Officer and Director

    Janet Campbell       51   President and Chief Operating Officer

    Arthur T. Healey     43   Chief Financial Officer, General Counsel
                              and Secretary

    P. Michael Gavin     50   Vice President of Research and Development

    Davison R. Dulin     46   Vice President of Sales and Marketing

    Rhonda B. Friedman   53   Director

    Harris Kaplan        52   Director

    Bert W. Wasserman    70   Director

    Douglas G. Watson    57   Director

      Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.

--------------------------------------------------------------------------------

BRUCE A. KEHR, M.D. has been the Chairman of the Board of Directors and Chief Executive Officer of InforMedix, Inc. since its formation in 1997. Dr. Kehr is a forensic consultant in neuropsychiatry and traumatic brain injury and a practicing physician. Since 1982, Dr. Kehr has been the President of Contemporary Psychiatric Services, a psychiatric group practice he formed which employs 10 full and part-time employees. Dr. Kehr is the inventor of fifteen issued patents and twelve pending patents in the United States, Europe, Japan, Canada, Australia, Mexico, and South Korea, as well as issued and pending trademarks and service marks. In 1995, he was named in Who's Who of American Inventors. He has actively written and lectured on neuropsychiatry aspects of traumatic brain injury and on medication noncompliance, a field in which he is recognized as an expert. Dr. Kehr received his Bachelors degree from the University of Pennsylvania in 1971, followed by his Medical degree from Georgetown University School of Medicine in 1975.

JANET CAMPBELL, M.B.A has served as the President and Chief Operating Officer of InforMedix, Inc. since June 2001. From May 1998 to March 2000, Ms. Campbell was self-employed as a healthcare consultant, serving as an advisor to investment banks and medical companies. From March 2000 to April 2001, she was a founder and principal of Potomac Bioscience Partners, a partnership providing advisement for strategic business development and venture capital for healthcare investments. From August 1997 to January 1998, Ms. Campbell was Vice President and Chief Financial Officer of Genovo, Inc., a biotechnology company. From January 1987 until December 1989, she served as the President and Chief Executive Officer of Mach Diagnostics, a venture-backed medical company focused on rapid diagnostics, where she raised two rounds of capital, and developed an organization which included 40 sales representatives and a network of nationwide distributors. From November 1981 until December 1989, she was the President of Health Tech, Inc., a cardiovascular technology company, where she negotiated multi-million dollar licensing and joint venture agreements involving Fortune 500 and early-stage bioscience companies. Ms. Campbell was the healthcare partner of Rockecharlie and Co., a merchant-banking firm, from September 1983 until July 1986. Ms. Campbell is the past Chairman of the Board of Directors of Vascular Genetics, Inc., representing Human Genome Sciences on the Board.

Ms. Campbell received her Bachelors degree from the University of Missouri, and also pursued undergraduate studies at Franklin College, Lugano, Switzerland. She received her MBA in finance from The Johns Hopkins University.

ARTHUR T. HEALEY, C.P.A., J.D. has served as the Chief Financial Officer of InforMedix, Inc. since February 2002, General Counsel since July 2003 and corporate Secretary since January 2004. Mr. Healey is directly responsible for all financial reports and financial modeling. Mr. Healey's responsibilities also include contract negotiations, investor and vendor relations. He served as the Chief Financial Officer for the BioMedical Development Corporation, from January 2001 until October 2003. Mr. Healey is a certified public accountant and an attorney with over fifteen years experience working with entrepreneurial companies in the healthcare, biotech, high tech, manufacturing, and financial services industries. He previously served as a Senior Manager and Manager with "Big Five" firms Ernst & Young, Coopers & Lybrand, and KPMG Peat Marwick for twelve years from 1986 to 1989, and 1991 to 2001, and was the Chief Financial Officer for an early stage business accelerator in King of Prussia, PA called GoHealth NetwoRx from September 2000 through December 2003. Mr. Healey received his Bachelors degree in Accounting from Villanova University in 1983 and graduated cum laude from Villanova Law School in 1991, where he was a member of the Villanova Law Review.

P. MICHAEL GAVIN became the Vice President of Research & Development of InforMedix, Inc. on February 1, 2002. From 1992 until November 2001, he was the Vice President of Research and Development for ITC International Technodyne, where he was directly responsible for the creation, development, clinical testing, and manufacturing scale-up of numerous medical devices. These devices included in-vitro diagnostics devices, disposable medical devices, and laboratory based clinical chemistry and hematology systems. In addition, he directly managed the design, development, clinical testing, and regulatory submissions for the first home use Prothrombin time monitor to be approved by the FDA and managed the modification of two portable diagnostic devices for use in double-blinded clinical trials. Mr. Gavin holds six United States patents. He graduated cum laude from Fairleigh Dickinson University in 1985 with a B.S.E.E. in Computer Science & Communication Systems. He has additional course work in Project Management, Design for Manufacturability, Statistics, Human Resource management, Financial Analysis, Real Time Operating Systems, Assembly Language Programming, cGMP Practices and Best Practices in Product Development.

DAVISON R. DULIN became the Vice President of Sales and Marketing of InforMedix, Inc. on February 15, 2004. From July 2001 until February 2004, he served as the Vice President of Marketing and Sales of Database Publishing Group, Inc. From August 1998 until April 2001, Mr. Dulin was employed by HealthOnline, Inc., serving as Executive Vice President Marketing and Sales/Director from August 1998 until June 2000 and then President/Director from June 2000 until April 2001. In June, 2001, HealthOnline, Inc., filed for bankruptcy in Baltimore County, Maryland. From January 1997 until August 1998, he was the Executive Vice President of Marketing and Sales for FutureHealth Corporation. Mr. Dulin graduated from Davidson College in 1980 with a B.A.. in Chemistry.

      SIGNIFICANT CONSULTANT

      Remie J. Smith, BSEE      43      Director of Software Development

REMIE J. SMITH, BSEE, has served as Director of Software Development of InforMedix, Inc. since May, 2003. Mr. Smith has over 19 years experience in medical software product development with specialization in project management, software lifecycle development, and verification/validation. Mr. Smith has successfully lead numerous major medical software and WEB projects to commercial products. His technique for making goals measurable and repeatable provides the mechanics for success. Mr. Smith brings extensive experience in FDA regulations including CFR 21 Part 11 and HIPPA compliance. He has seven end-to-end medical product launches and three vertical web applications, which Management believes is ideally suited to the Med-eMonitor product line. Mr. Smith graduated with a BSEE in 1984, in Computer Engineering, from State University of New York at Buffalo. In addition, Mr. Smith has obtained certifications in Microsoft and SUN Technologies.

BOARD OF DIRECTORS

BRUCE A. KEHR, M.D., CHAIRMAN, see description above.

RHONDA B. FRIEDMAN, SC.D. has been a director of InforMedix since November 1996. Since January 1997, she has served as the President and Chief Operating Officer of Coagulation Diagnostics, Inc., a company specializing in the development of tests for hypercoagulability, or the tendency to form blood clots. From October 1987 until January 1997, Dr. Friedman worked at the MEDSTAT Group in Washington, D.C., a company specializing in medical database development. During her tenure at MEDSTAT, she held such positions as Director of Clinical Research and Outcomes, Acting Vice President and General Manager of the Research and Policy Division, and Vice President of Disease Management. Dr. Friedman has a wide range of experience in global clinical trials, outcomes research, strategic business planning, business development, and financial and personnel management. Dr. Friedman earned her Bachelors degree from Hobart and William Smith Colleges in 1971. She has also earned an Sc.M. in 1974 and Sc.D. in 1978 from the John Hopkins University School of Hygiene and Public Health.

HARRIS KAPLAN, MBA has been a director of InforMedix since August 2001 and is Chairman of the Compensation Committee. Since May 1999, Mr. Kaplan has been the Chief Executive Officer of the Collaborative Consulting Group, providing strategic guidance to pharmaceutical and biotechnology companies, for the commercialization and licensing of new pharmaceutical products. In September 1980, Mr. Kaplan co-founded Migliara-Kaplan Associates, which became the largest healthcare custom marketing research and strategic planning company in the world with revenues in excess of $45 million. Migliara-Kaplan specialized in helping pharmaceutical, diagnostic, and medical device companies identify new product opportunities and then maximizing the commercial potential of new products in development. Migliara-Kaplan clients included virtually all of the major pharmaceutical companies as well as many of the largest diagnostics companies in the United States and in Europe. During his tenure at Migliara-Kaplan, Harris was involved in the launch of over 50 new pharmaceutical products including, most recently, Prilosec, Nexium, Lipitor, Aricept, Celebrex, Norvasc, Cozaar, Tequin, and TNKase. He remained with Migliara-Kaplan until April 1999. Mr. Kaplan was an early investor in and consultant to several healthcare companies including Ventana Medical, Biosite, and Digene Corporation. Harris has also been an advisor to a number of venture capital groups including CW Group, Frazier & Co., DeNovo Ventures and Medicus Ventures. He received his Bachelors degree and MBA from Temple University.

BERT W. WASSERMAN has been a director of InforMedix since December 2001 and is Chairman of the Audit and Finance Committee. From 1990 until his retirement in 1995, he served as the Executive Vice President and Chief Financial Officer of Time Warner, Inc. and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc. from 1981 to 1995. He joined Warner Communications, Inc. in 1966 and had been an officer of that company since 1970. Mr. Wasserman is director of several investment companies in the Dreyfus Family of Funds. He has been a director of Malibu Entertainment, Inc. since 1995, Lillian Vernon Corporation since 1995, and PSC Inc. since 1999. Mr. Wasserman is a 1954 graduate of the Baruch College of whose Board of Trustees he has served as Vice President (1981-1983), President (1984-1987) and continues to be on the Board of Directors. He received his law degree in 1961 from the Brooklyn Law School and is a Certified Public Accountant. In 1982, he received the Eleanor Roosevelt Humanitarian Award for his philanthropic activities, and since 1986, he has served on the Board of Directors of the Gurwin Jewish Geriatric Center of Long Island.

DOUGLAS G. WATSON became a Director of InforMedix in November 2001 and is Chairman of the Marketing and Sales Committee. In June 1999, he founded and currently serves as the Chief Executive Officer of Pittencrieff Glen Associates, a company which provides management consultant services. Mr. Watson's experience in the pharmaceuticals industry spans from 1966 until May 1999. He joined Geigy
(UK) Ltd in 1966, working first in Operations Research and then in Corporate Planning. Following the Ciba-Geigy merger, he spent one year in Basel, Switzerland as the United Kingdom representative to an international integration team. He returned to the United Kingdom in 1973 as an accounting development and investment appraisal manager, and later as a headquarters management accountant. In 1978, Mr. Watson returned to Basel as personal assistant to the chairman of the Executive Committee. In 1981, he joined the United States Pharmaceuticals Division of Novartis Corporation as the Senior Vice President of Planning and Business Development, and a member of the Pharmaceuticals Management Committee. He served as the President of the Ciba Pharmaceuticals Division from 1986 until 1996, when he was appointed President and Chief Executive Officer of the Ciba-Geigy Corporation. During this ten year period, Mr. Watson was an active member of the Pharmaceutical Research & Manufacturers Association (PhRMA) Board in Washington, DC. Mr. Watson became President and Chief Executive Officer of Novartis Corporation in 1997 when the Federal Trade Commission approved the merger of Ciba-Geigy and Sandoz. Mr. Watson elected to take early retirement from Novartis in May 1999. Mr. Watson serves as a member of the Board of

Directors for Engelhard Corporation (Audit Committee member), Dendreon Corporation (Audit and Compensation Committee member), Genta Pharmaceuticals, Inc. (Audit Committee Member) and OraSure Technologies, Inc. (Strategic Planning Committee member). His private company directorships include BioMimetic Pharmaceuticals Inc. (Audit and Compensation Committee member), Innovative Drug Delivery Systems, Inc. (Compensation Committee member) and BZL Biologics, Inc. and he has previously served on the Board of Directors of Summit Bank Corporation, Principia Pharmaceuticals Inc., and ValiGen N.V. Mr. Watson holds a Masters degree in pure mathematics from Churchill College, Cambridge University, and is a member of the Chartered Institute of Management Accountants. He has been an active supporter of America's Promise since its inception, and is the chairman of the Freedom House Foundation, a non-profit organization dedicated to treating high risk, adult men and women recovering from alcohol and drug addiction. He is a member of the Conference Board, and on the President's Advisory Board of Drew University.

      BOARD COMMITTEES

      Our Audit Committee consists of Bert W. Wasserman, as Chairman, and Dr. Rhonda B. Friedman and Harris Kaplan. Our Compensation Committee consists of Douglas G. Watson, as Chairman, and Harris Kaplan and Bert W. Wasserman. We do not have a nominating committee or any other committee.

      DIRECTOR COMPENSATION

      The Compensation Committee has not yet determined our policy regarding compensation for serving on our board of directors. We reimburse our directors for their reasonable expenses incurred in attending meetings of our board.

      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2003, except that each of the officers and directors of the Company and Irving Snyder, a greater than 10% shareholder of company, filed late Form 3s.

CODE OF ETHICS

      On March 31, 2004 our Board of Directors adopted a Code of Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to the Secretary at InforMedix Holdings, Inc., Georgetowne Park, 5880 Hubbard Drive, Rockville, Maryland 20852. A copy of the Code of Ethics has been filed as an exhibit to this report.

      The Company intends to disclose any waivers or amendments to its Code of Ethics in a report on Form 8-K Item 10 filing rather than from its website.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2003, 2002 and 2001 by those persons who served as chief executive officer during our 2003 fiscal year and each of our other executive officers who earned compensation in excess of $100,000 during the year ended December 31, 2003.

                                 SUMMARY COMPENSATION TABLE

                                                   Long-Term
                            Annual Compensation   Compensation
                           --------------------- ---------------
                                                    Shares
Name and                                          Underlying       All Other
Principal Position    Year   Salary        Bonus   Options     Compensation (1)
--------------------------------------------------------------------------------
Bruce Kehr, CEO       2003  $78,210 (2)       0    387,426 (4)        0
Bruce Kehr, CEO       2002  $37,692 (2)       0     67,888 (5)        0
Bruce Kehr, CEO       2001   $1,538 (2)       0     80,894            0


Janet Campbell, COO   2003  $80,286 (3)       0    384,634 (4)        0
Janet Campbell, COO   2002  $76,928 (3)       0     87,965 (6)        0
Janet Campbell, COO   2001   $3,846 (3)       0     41,110            0


(1) These compensation figures do not include the cost for the use of automobiles leased by us, the cost of benefits, including premiums for life insurance, and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.

(2) Dr. Kehr was to be paid a base salary of $200,000, however, as the Company was unable to pay his full base salary in cash it was paid partially in stock. On October 15, 2003, Dr. Kehr reduced his base salary to $100,000 until the Company records $2 million of revenue. See "Employment Agreements" below.


(3) Ms. Campbell was paid a base salary of $100,00 commencing on June 18, 2001. In October 2003 she reduced her salary from $200,000 to $125,000 until the Company achieves revenues of at least $2 million. See "Employment Agreements" below.

(4) These options and warrants were granted on January 21, 2004, for services rendered in 2003.

(5) Includes 116,366 shares issued upon conversion of options granted in connection with the August 14, 2002 merger between InforMedix, Inc. and IFAC, Inc.

(6) Includes 83,545 shares issued upon conversion of options granted in connection with the August 14, 2002 merger between InforMedix, Inc. and IFAC, Inc.

OPTION GRANTS IN LAST FISCAL YEAR


The following table contains information concerning the grant of stock options to the named Executive Officers for services rendered during the fiscal year ended December 31, 2003.

                                      PERCENT OF TOTAL
                   NUMBER OF SHARES        OPTIONS
                      UNDERLYING    GRANTED TO EMPLOYEES  EXERCISE
                       OPTIONS               IN             PRICE    EXPIRATION
       NAME            GRANTED           FISCAL YEAR      PER SHARE    DATE
       ----            -------           -----------      ---------    ----

  Bruce A. Kehr        143,006              21.6%           $1.00    1/21/2014

  Bruce A. Kehr         56,082              8.5%             $.37    1/21/2014

  Janet Campbell       241,052              36.5%           $1.00    1/21/2014

  Janet Campbell        43,582              6.6%             $.37    1/21/2014

----------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

      The following table summarizes for the Named Executive Officers the total number of shares acquired upon exercise of options during the fiscal year ended December 31, 2003, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at December 31, 2003, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2003. The value of the unexercised, in-the-money options at December 31, 2003, is the difference between their exercise or base price ($1.00), and the fair market value of the underlying common stock on December 31, 2003. The closing bid price of our common stock on December 31, 2003, was $.47.




                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
               SHARES ACQUIRED UPON      UNDERLYING UNEXERCISED             IN-THE-MONEY
               EXERCISE OF OPTIONS             OPTIONS AT                   OPTIONS AT
                DURING FISCAL 2003         DECEMBER 31, 2003             DECEMBER 31, 2003
                ------------------         -----------------             -----------------
                             VALUE
NAME              NUMBER   REALIZED    EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
Bruce A. Kehr        0           0         56,082           0           $5,608            -0-
Janet                0           0         43,582           0           $4,358            -0-
Campbell

LONG TERM INCENTIVE PLANS--AWARDS IN THE LAST FISCAL YEAR

            The following table summarizes for each Named Executive Officer each award under any long term incentive plan for the year ended December 31, 2003:

                                                Estimated Future Payouts under
                                                non-stock price based plans

    Name      Number of       Performance or    Threshold   Target    Maximum
              shares, units   other period      ($ or #)    ($ or #)  ($ or #)
              or other        until
              rights          maturation or
                              payout
    None

      EMPLOYMENT AGREEMENTS

      InforMedix, Inc. entered into an employment agreement with Bruce A. Kehr, MD, Chairman and Chief Executive Officer on January 1, 2000. The term of such employment agreement shall continue unless and until he is removed by a vote comprising at least 2/3 of the members of the Board of Directors with Dr. Kehr required to recuse himself from voting in this matter. If terminated from his position as Chairman and Chief Executive Officer, then he shall be retained as Executive Vice President of InforMedix. Dr. Kehr was to be paid a base salary of $200,000 under his employment agreement. His base salary shall be subject to annual increases subject to approval by the Compensation Committee of the Board of Directors. He also will be entitled to an annual bonus at the discretion of the Compensation Committee of our board of directors. As InforMedix, to date, has been unable to pay Dr. Kehr his full base salary in cash, it has paid him partially in cash, with the balance paid in options and/or common stock of InforMedix. On October 15, 2003, InforMedix and Dr. Kehr entered into an amendment to his employment agreement. Dr. Kehr's base salary was reduced to $100,000 until InforMedix obtains cumulative cash receipts of $2 million from sales, royalties, license fees or other income (collectively "Revenues"). Pursuant to a Board of Directors resolution dated January 27, 2004, he converted $21,000 of accrued but unpaid salary into units identical to those sold in the Equity Offering. Dr. Kehr shall be entitled to two bonuses of $37,500 each when InforMedix obtains $1 million and $2 million of Revenues.

      His estate will also be entitled to receive one year's base salary in the event Dr. Kehr dies while employed by InforMedix. If Dr. Kehr is terminated other than for cause, death or total disability, then he is entitled to receive an amount equal to the product of his base salary for 12 months plus payment of all unused vacation time and unreimbursed expenses. Upon a change of control, if Dr. Kehr is terminated other than for cause or good reason, he shall be retained as Executive Vice President of InforMedix and paid $200,000 per year. Dr. Kehr shall be subject to non-competition and non-solicitation provisions with respect to any past or present customers and any employee or agent for the period of his employment plus 12 months after termination.

      InforMedix, Inc. entered into an employment agreement with Janet Campbell, as President and Chief Operating Officer, on June 18, 2001. The term of such employment agreement shall continue until June 17, 2004. Ms. Campbell was paid a base salary of $100,000 during Phase I, in stock. Once InforMedix raised $600,000, or more, she began to receive the reduced salary in cash of $8,333 monthly. Once the Company has received an additional $2,000,000 in equity financing, she is entitled to receive an annual salary of $200,000, except as modified below. Phase II term shall begin once InforMedix has raised $5 million in investment capital and Ms. Campbell's salary shall increase to $200,000 plus a milestone bonus of $25,000 and an option bonus defined by the Compensation Committee of the Board. Phase III term begins when InforMedix has raised at least $10 million and Ms. Campbell's salary shall be $225,000 plus a milestone bonus of $50,000.

      As InforMedix, to date, has been unable to pay Ms. Campbell her full salary in cash, it has been paid partially in cash and partially in Company stock. During fiscal 2002, Ms. Campbell was paid $76,928 in cash and 60,122 shares of common stock. During fiscal 2001 she was paid $3,846 in cash, 41,112 shares of common stock and options to purchase 5,525 shares of Common Stock. On October 15, 2003, InforMedix and Ms. Campbell entered into an amendment to her employment agreement. Ms Campbell's base salary was reduced to $125,000 until InforMedix obtains Revenues of at least $2 million. Ms. Campbell waived $21,000 of accrued but unpaid salary. Ms. Campbell shall be entitled to two bonuses of $37,500 each when InforMedix obtains $1 million and $2 million of Revenues, a cash bonus of $10,500 when a test pilot is completed and an additional $10,500 when the first clinical trial contract is signed. Early termination requires the payment of three month's salary. Ms. Campbell devotes full time to InforMedix from her residence in Texas and commutes to InforMedix's office as needed. Ms. Campbell has a 12-month, non-compete agreement in the InforMedix market area.

      InforMedix has entered into an Employment Agreement with Arthur Healey as Chief Financial Officer and General Counsel. The agreement is for three years effective July 1, 2003. Mr. Healey's salary is $150,000 plus a bonus of up to 20% of salary based on milestones to be determined. Mr. Healey received stock options to purchase 112,500 shares of Common Stock at $.37 per share, with vesting according to milestones to be established. Mr. Healey agreed to receive one-half of this compensation in cash and the other half in stock options. If there is greater than a 50% change in control all issued but unvested options shall vest immediately.

      InforMedix entered into an Employment Agreement with Davison R. Dulin as of February 15, 2004. The agreement provides that Mr. Dulin shall serve as Vice President of Sales and Marketing. Mr. Dulin is employed "at will" at an annual base salary of $162,000 per year. He is entitled to a quarterly performance bonus in an amount equal to 4% of actual cash collected from customer accounts for which he is directly responsible during the quarter up to targeted cash collections of $2,000,000 for the year ending December 31, 2004. During the year ending December 31, 2004, the minimum quarterly bonus that Mr. Dulin shall receive is Five Thousand ($5,000) Dollars which will serve as an offset against all performance bonuses in 2004. In the event that InforMedix collects cash in excess of $2,000,000 in the year ending December 31, 2004, he shall be entitled a discretionary bonus in an amount to be determined by the Compensation Committee of our Board of Directors of the Company. Until such time as InforMedix establishes a health plan for employees, InforMedix has agreed to reimburse Mr. Dulin on a monthly basis for the cost of his paying for his personal health insurance through his existing health plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth information known to us with respect to the beneficial ownership of 23,649,192 shares of our common stock outstanding, as of March 26, 2004 by:

o Each person known by us to beneficially own 5% or more of our common stock,
o     Each of our executive officers and directors, and
o     All of our executive officers and directors as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

      Except as otherwise indicated in the notes to the following table,


o We believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and

o The address for each beneficial owner listed in the table, except where otherwise noted, is c/o InforMedix, Inc., Georgetown Park, 5880 Hubbard Drive, Rockville, Maryland 20852-4821.

                                    Amount and           Nature of Beneficial
                                   Percentage of                Shares
Name of Stockholder                 Ownership            Beneficially Owned (1)
-------------------                 ---------            ----------------------
Bruce A. Kehr ...................   2,274,873  (2)                9.4%
Janet Campbell ..................     485,868  (3)                2.0%
Arthur T. Healey ................     150,900  (4)                  *
P. Michael Gavin ................      93,077  (5)                  *
Rhonda B. Friedman ..............      74,164                       *
Harris Kaplan ...................     115,370                       *
Bert W. Wasserman ...............     139,240                       *
Douglas G. Watson ...............      47,740                       *
Irving G. Snyder, Jr ............   2,933,800  (6)               11.4%
P.O. Box 367
45.32 State Road
14 Stevenson, WA 98684
Margie Chassman .................   1,858,120  (7)                7.5%
445 West 23rd Street,
New York, N.Y. 10011

The Harbor Trust....................2,398,663 (8)                 9.7%
445 West 23rd Street,
New York, N.Y. 10011
Meyers Associates...................7,093,728 (9)                23.1%
45 Broadway, 2nd Floor
New York, N.Y. 10006
Bruce Meyers........................2,128,120 (10)                8.3%
45 Broadway, 2nd Floor
New York, N.Y. 10006
Robert Seguso.......................2,107,040 (11)                8.4%
34-5 54th Drive West #G102
Brandenton, Florida 34210
Michael Stone.......................2,327,040 (12)                9.2%
18 Ozone Avenue
Venice, California 90291
All executive officers and directors 3,381,232                   13.7%
   as a group (8 persons )

* Less than 1% of the issued and outstanding shares.

----------

(1) Does not include shares of Common Stock currently issuable upon: (i) exercise of 200,000 Common Stock Purchase Warrants, to purchase 400,000 shares at $2.50 per share which had been issued in connection with the Hunapu, Inc. initial public offering; (ii) exercise of warrants to purchase an aggregate of 1,617,500 shares of Common Stock issued in connection with loans to the Company; (iii) exercise of 1,250,000 stock options issuable under the Company's 2003 Stock Incentive Plan, of which 287,500 of these options are vested and 575,000 options will vest one-half on each of December 31, 2004 and 2005; (iv) exercise of 660,639 stock options granted outside of the Company's plan; (v) exercise of common stock purchase warrants to purchase 800,000 shares issued in connection with the Company's $400,000 Bridge Financing and an additional 240,000 placement agent warrants and (vi) 17,581,119 A Warrants to purchase 17,581,119 shares of Common Stock; 17,581,119 B Warrants to purchase 8,790,595 shares of Common Stock and placement agent warrants to purchase an aggregate of 10,135,200 shares of Common Stock issued in the Equity Offering; or 126,460 Class A Warrants and 126,460 Class B Warrants and the underlying 189,690 shares of Common Stock issuable in satisfaction of various Company obligations.
(2) Includes 299,088 shares issuable upon exercise of presently exercisable stock options and 189,176 shares issuable upon exercise of warrants issued in exchange for accrued and unpaid compensation. Does not include up to 200,000 shares of Common Stock issuable upon exercise of options not currently exercisable.
(3) Includes 384,634 shares issuable upon exercise of presently exercisable stock options. Does not include up to 200,000 shares of Common Stock issuable upon exercise of options not currently exercisable.
(4) Includes 110,900 shares issuable upon exercise of presently exercisable stock options. Does not include up to 75,000 shares of Common Stock issuable upon exercise of options not currently exercisable, and 20,464 shares held by BioMedical Development Corp., a company of which Mr. Healey is a 27% owner.
(5) Includes 90,403 shares issuable upon exercise of presently exercisable warrants and options. Does not include 100,000 shares of Common Stock issuable upon exercise of options not currently exercisable.
(6) Irving Snyder, Jr. has advised the Company that he currently beneficially owns replacement warrants to purchase 250,000 shares of Common Stock, exercisable at $1.50 per share, which were issued in connection with his April 2003 Bridge loan to the Company and 150,000 warrants issued in November 2003 in connection with a bridge loan. As per his October 2003 restructuring of the loan he purchased $375,000 of units, or an aggregate of 7.5 units consisting of 1,013,520 shares of Common Stock and 1,520,280 shares issuable upon exercise of Class A and Class B Warrants included in the Units, plus the 400,000 warrants currently owned, or an aggregate of 2,933,800 shares of Common Stock. See Item 12. "Certain Relationships and Related Transactions."
(7) Includes presently-exercisable Class A warrants to purchase 743,248 shares of common stock and presently-exercisable Class B warrants to purchase 371,624 shares of common stock. Does not include any shares owned by the Harbor Trust as described in footnote 9 below. The beneficiary of the Harbor Trust is the stepson of Margie Chassman and she disclaims all beneficial ownership to such shares.

(8) Includes presently-exercisable Class A warrants to purchase 959,465 shares of common stock and presently-exercisable Class B warrants to purchase 479,733 shares of common stock.
(9) Includes unit purchase options to purchase 20.9973 units for 2,837,491 shares of common stock, Class A warrants to purchase 2,837,491 shares of common stock and Class B warrants to purchase 1,418,746 shares of common stock.
(10) Includes presently-exercisable bridge warrants to purchase 120,000 shares of common stock and unit purchase options to purchase 5.5 units for 743,248 shares of common stock, Class A warrants to purchase 743,248 shares of common stock and Class B warrants to purchase 371,624 shares of common stock.
(11) Includes presently-exercisable bridge warrants to purchase 80,000 shares of common stock, presently-exercisable Class A warrants to purchase 810,816 shares of common stock and presently-exercisable Class B warrants to purchase 405,408 shares of common stock.
(12) Includes presently-exercisable bridge warrants to purchase 300,000 shares of common stock, presently-exercisable Class A warrants to purchase 810,816 shares of common stock and presently-exercisable Class B warrants to purchase 405,408 shares of common stock.

EQUITY COMPENSATION PLANS

      The following table sets forth certain information as of the fiscal year ended December 31, 2003, with respect to our compensation plans (including individual compensation arrangements).

                                           (a)                         (b)                       (c)
Plan Category                  Number of securities to be   Weighted-average exercise   Number of securities
                               issued upon exercise of      price of outstanding        remaining available for
                               outstanding options,         options, warrants and       future issuance under
                               warrants and rights          rights                      equity compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))
----------------------------   --------------------------   -------------------------   -------------------------
Equity compensation plans                862,500                       $.50                       387,500
approved by security holders

Equity compensation plans                160,967                       $.37                          0
not approved by security                 499,672                      $1.00                          0
holders
Total                                   1,523,139                      $.62                       387,500


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During 2001 and 2002, the InforMedix received advances from IM Funding, LLC. IM Funding, LLC is a limited liability company controlled by officers and directors of InforMedix. During 2002 and 2001, InforMedix was advanced $500,000 (including $15,000 of interest) of which $142,694 was advanced as of September 30, 2001. The amounts advanced accrued interest at a rate of 12% per annum, and were convertible into shares of the InforMedix 's common stock. This amount was converted into 95,832 shares of common stock in September 2002, pro rata, to each individual member of IM Funding.

      InforMedix issued a total of 18,464 shares of common stock to the Biomedical Development Corporation for marketing, financial and accounting services rendered during 2002. Arthur Healey, Chief Financial Officer of InforMedix, owns approximately 27% and is the Chief Financial Officer of the Biomedical Development Corporation. Douglas Dieter, former Director of Marketing of InforMedix, owns approximately 71% and is the President of the Biomedical

Development Corporation. Biomedical Development Corporation was also paid $11,500 cash for services rendered during 2002 and $47,530 for the six months ended June 30, 2003.

      P. Michael Gavin, Vice President of Research and Development of InforMedix, received $63,600 in consulting fees or other cash compensation in 2002 and $122,503 in 2003. Mr. Gavin is an independent contractor and received all compensation through Somerset Consulting LLC.

      Bruce Kehr, Chairman and Chief Executive Officer of InforMedix, currently holds a warrant to purchase up to 12,500 shares at an exercise price of $3.00 per share. This warrant expires on September 25, 2007. He also held a convertible promissory note in the principal amount of the $25,000 bearing interest at 12% per annum that automatically converted into shares of common stock of InforMedix at a conversion price of $2.00 per share upon the merger of InforMedix into a public company in May 2003. Dr. Kehr was also granted performance and compensation options prior to the merger of InforMedix, Inc. into InforMedix Acquisition Corp. These options have already been converted into common stock. Bruce Kehr received approximately $3,300 as salary in 2001 and approximately $30,000 in 2002. See Item 10 "Executive Compensation" for information concerning (a) Employment Agreements entered into between InforMedix and Arthur Healey and Davison R. Dulin during Fiscal 2003 and amendments to Bruce Kehr and Janet Campbell's employment agreements, and (b) options granted during Fiscal 2003 to Bruce Kehr and Janet Campbell.

      Douglas Watson, Harris Kaplan and Bert Wasserman, members of the InforMedix 's board of directors and Robert Rubin, an affiliate of a principal shareholder, each has an outstanding loan to InforMedix in the principal amount of $15,000. These notes were payable in August 2003 with interest at 6% per annum and were extended at 12% per annum with the expectation they will be converted into shares of Common Stock.

      InforMedix executed a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. InforMedix commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and InforMedix was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001 whereby InforMedix was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The unpaid balance on the note payable at September 30, 2002 was $267,500. The balance is due on November 30, 2004. The note is guaranteed by Dr. Bruce Kehr and certain shareholders of InforMedix personally. For their personal guarantees and confessions of judgment on the note, the shareholders were given shares of InforMedix common stock including 5,750 shares received by Dr. Kehr.

      In August 2002, InforMedix executed a subordinated promissory note with Rockwell Capital Partners, LLC, its investment banker, in the amount of $50,000. The promissory note bore interest at a rate of 12% per annum, and automatically converted into shares of the common stock of InforMedix at $2.00 per share, upon the merger into a public company in May 2003. Interest expense on this note was $1,000 for the nine months ended September 30, 2002. This promissory note was subsequently transferred to Old Oak Fund, a greater than 5% shareholder of InforMedix.

      In August 2002, InforMedix entered into an additional loan obligation with Rockwell Capital Partners, in the amount of $100,000 for amounts Rockwell advanced to a public relations firm for consulting services. This public relations firm was subsequently reported defunct by Rockwell. On August 14, 2002, fifty (50%) percent of the loan obligation was converted into 2,350,000 shares of common stock of InforMedix Acquisition Corp. The stock was issued at just over par value, and was issued as founders stock. The remaining fifty percent of the loan obligation was subsequently converted into a subordinated promissory note held in the principal amount of $50,000 by Allied International Fund, an affiliate of Rockwell Capital Partners. The promissory note bore interest at a rate of 12% per annum, and automatically converted into shares of common stock of InforMedix at $2.00 per share upon the merger into a public company in May 2003.

      The spouses of Robert DePalo and Kenneth Orr, a principal and a former principal of Rockwell Capital Partners, own the capital stock of Hughes Holdings, LLC. Messrs. DePalo and Orr disclaim beneficial ownership of Hughes Holdings, LLC, which was formed for estate planning purposes. Hughes beneficially owned 16.67% of Hunapu Common Stock at the time of the merger.

      On September 25, 2002, InforMedix executed a promissory note with American United Global, Inc. ("AUGI") in the amount of $100,000. The promissory note bore interest at a rate of 12% per annum, and automatically converted into shares of common stock of InforMedix at $2.00 per share upon the merger with a public company in May 2003. Interest expense on this note was $1,000 for the nine months ended September 30, 2002. Robert Rubin, Chairman of the Board of AUGI, is the original grantor of The Rubin Family Irrevocable Trust, a New York family investment trust; however, he disclaims beneficial ownership of all the capital stock of the trust. This trust owned 550,000 shares of InforMedix common stock as of March 1, 2004

      Upon the issuances of the promissory notes with Rockwell Capital Partners and AUGI, InforMedix entered into an Intellectual Property Security Agreement dated September 5, 2002 as collateral for the amounts advanced. These promissory note holders and Bruce Kehr shared in the same rights under that agreement. The sequence of events in the last four paragraphs was set forth in a letter agreement among the parties dated February 6, 2003 concerning the promissory notes. The security agreement was terminated when the notes were converted into Common Stock.

      In connection with the above described loan terminations, InforMedix Inc. issued warrants to purchase 25,000 shares to each of Allied International Fund, and Old Oak Fund and 50,000 shares to American United Global Inc. These warrants expire on August 1, 2008. They are each exercisable at $3.00 per share, subject to adjustment.

      On April 9, 2003, InforMedix, Inc. entered into a Security and Loan Agreement with Irving G. Snyder, Jr. (the "Lender") pursuant to which it issued a secured convertible promissory note (the "Note") in the amount of $750,000. The Note bore interest at the rate of 12% per annum. The loan was collaterized by a first lien on InforMedix 's patents. Warrants to purchase an aggregate of 800,000 shares of Common Stock were issued to three persons exercisable at $3.00 per share for a five-year period. InforMedix and the Lender restructured the loan in October 2003, to extend the loan from October 7, 2003, until the earlier of (i) December 7, 2003, or (ii) the closing of at least $2 million from the Equity Offering or another capital stock financing (the "Closing"). In consideration of the above loan restructuring, the 800,000 outstanding warrants exercisable at $3.00 per share were replaced by warrants to purchase 250,000 shares of Common Stock exercisable at $1.50 per share. Upon the Closing of the Equity Offering, the Lender was repaid $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into $375,000 of Units as part of the Equity Offering. When the loan was repaid, the loan agreement and related security interest was terminated. The Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

Exhibit
Number  Description
------  -----------

 3.1    Articles of Incorporation, as amended (1)
 3.2    By-Laws. (1)
 4.1    Specimen common stock certificate. (1)
 4.2    Specimen Class A Warrant certificate. (1)
 4.3    Specimen Bridge Warrant certificate (4)
 4.4    Specimen Class A Warrant certificate from Private Placement (4)
 4.5    Specimen Class B Warrant certificate from Private Placement (4)
 4.6    Specimen Placement Agent Warrant certificate from Private Placement (4)
 10.1 Employment Agreement dated January 1, 2000 between InforMedix Inc. and Bruce A. Kehr, as amended on February 5, 2001. (2)
 10.2 Employment Agreement dated January 18, 2001 between InforMedix Inc. and Janet Campbell. (2)
*10.3 Employment Agreement dated as of February 15, 2004, between InforMedix, Inc. and Davison R. Dulin.
*10.4 Employment Agreement dated as of October 23, 2003, between InforMedix, Inc. and Arthur Healey.
 10.5 Intellectual Property Security Agreement dated September 5, 2002 and Letter Agreement by and among InforMedix Inc., Dr. Bruce Kehr, American United Global Inc. and Rockwell Capital Partners, LLC. (2)

10.6 Letter Agreement dated February 6, 2003 between InforMedix Inc. and Rockwell Capital Partners, LLC. (2)
10.7 Lease dated March 1, 2003, by and between Augusto Tono and InforMedix Inc. (2)
10.8 Senior 12% Convertible Secured Promissory Note dated August 2, 2002 from InforMedix, Inc. to Old Oak Fund in the principal amount of $50,000.(2)
10.9 Senior 12% Convertible Secured Promissory Notes dated August 2, 2002 from InforMedix, Inc. to Allied International Fund in the principal amount of $50,000.(2)
10.10 Senior 12% Convertible Secured Promissory Note dated September 25, 2002 from InforMedix Inc. to American United Global, Inc. in the principal amount of $100,000.(2)
10.11 Warrant to purchase 50,000 shares of Common Stock of InforMedix Inc. prior to August 1, 2008 issued to Allied International Fund (substantially the same as warrants issued to Old Oak Fund and American United Global, Inc.). (2)
10.12   Promissory Note dated May 18, 2001 from InforMedix to United Bank.(2)
10.13 Change in Terms Agreement dated August 1, 2001 by and between InforMedix and United Bank.(2)
10.14 12% Promissory Note dated January 30, 2002 from InforMedix to Bert Wasserman in the aggregate amount of $15,000 (substantially the same as notes issued to Robert Rubin, Harris Kaplan and Strategic Media Group,
        LLC).(2)
10.15 12% Promissory Note dated August, 2002 from InforMedix to Douglas G. Watson in the principal amount of $15,000.(2)
10.16 Security and Loan Agreement between InforMedix and Private Investors Equity, LLC, and Senior Convertible Promissory Note in the principal amount of $350,000 and Warrant to Purchase Shares issued to Private Investors Equity, LLC, each dated as of November 4, 2002.(3)
10.17 Placement Agent Agreement dated as of August 21, 2003, by and between InforMedix Holdings, Inc. and Meyers Associates, L.P. (4)
10.18 Amendment No. 1 to Employment Agreement between Bruce A. Kehr and InforMedix, Inc. dated as of February 5, 2001. (4)
10.19 Amendment No. 2 to Employment Agreement between Bruce A. Kehr and InforMedix, Inc. dated October 2003. (4)
10.20 Amendment No. 1 to Employment Agreement between Janet Campbell and InforMedix, Inc. dated as of October 15, 2003. (4)
10.21 Security and Loan Agreement (without exhibits) between InforMedix Acquisition Corp., InforMedix, Inc. and Irving G. Snyder, Jr., and Secured Convertible Promissory Note in the principal amount of $750,000 and Warrant to Purchase Shares issued to Irving Snyder, each dated as of April 9, 2003.(4)
10.22 Letter Agreement between InforMedix Acquisition Corp., InforMedix, Inc. and Irving Snyder dated October 16, 2003. (4)
*14.1   Code of Ethics
21.1    List of Subsidiaries
*31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* filed with this Annual Report on Form 10-KSB

(1) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 33-45774), filed on September 14, 2000.
(2) Incorporated herein by reference from Exhibits to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2 (File No. 33-45774), filed on March 25, 2003.
(3) Incorporated herein by reference from Exhibits to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form SB-2 (File No. 33-45774), filed on April 7, 2003.

      (b) Reports on Form 8-K.

      1. Current Report on Form 8-K, dated October 21, 2003, reporting under Items 5 and 7 the commencement of the private placement.

      2. Current Report on Form 8-K, dated December 5, 2003, reporting under Items 5 and 7 the initial closing of the private placement.

      3. Current Report on Form 8-K, dated December 19, 2003, reporting under Items 5 and 7 the second closing of the private placement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The aggregate fees billed by our independent auditors, Bagell, Josephs & Company LLC, for each of our last two fiscal years are as follows:

                               2003         2002
                             --------     --------

Audit Fees.................  $ 15,000     $ 14,000

Audit-Related Fees.........  $ 0          $ 0

Tax Fees...................  $ 0          $ 0

All Other Fees.............  $ 7,000      $ 8,000

      The fees labeled as All Other Fees above constitute interim reviewed financial statements. Prior to the engagement of Bagell, Josephs & Company LLC, our audit committee considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our audit committee recommended to our board of directors that Bagell, Josephs & Company LLC be engaged to audit our consolidated financial statements for our fiscal year ending December 31, 2004.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
Independent Auditors' Report                                              F-1

Independent Auditors' Report (for Hunapu - 2002)                          F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002              F-3

Consolidated Statements of Operations for the Years
   Ended December 31, 2003 and 2002 with Cumulative Totals
   Since Inception                                                        F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
   for the Years Ended December 31, 2003 and 2002                         F-5

Consolidated Statements of  Cash Flows for the Years
   Ended December 31, 2003 and 2002 with Cumulative Totals
    Since Inception                                                     F-6-F-7

Notes to Consolidated Financial Statements                             F-8-F-32

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
InforMedix Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheets of InforMedix Holding Inc., a development stage company (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, with cumulative totals since the Company's inception, for the statements of operations, changes in stockholders' equity (deficit) and cash flows. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. In the first quarter of 2004, the Company completed their $5 million equity raise. Management's operating and financing plans in regards to these matters are also discussed in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InforMedix Holdings, Inc., a development stage company as of December 31, 2003 and 2002, and the results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and the cumulative totals since the Company's inception, in conformity with accounting principles generally accepted in the United States of America.

/S/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

March 15, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Hunapu, Inc.
Henderson, NV

We have audited the accompanying balance sheets of Hunapu, Inc. (a development stage company), as of December 31, 2002, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, with cumulative totals since the Company's inception (January 19, 2000), for the statements of operations, changes in stockholders' equity (deficit) and cash flows. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hunapu, Inc. (a development stage company), as of December 31, 2002, and the results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended, and the cumulative totals since the Company's inception (January 19, 2000), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been in the development stage since its inception on January 19, 2000. The Company's lack of financial resources and liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/ LAZAR LEVINE & FELIX LLP
LAZAR LEVINE & FELIX LLP
New York, New York

March 13, 2003

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

     ASSETS
     ------
                                                                          2003             2002
                                                                      ------------     ------------
Current Assets:
  Cash and cash equivalents                                           $    458,468     $     59,579
  Inventory                                                                103,200               --
  Prepaid expenses and other current assets                                  4,410          156,918
                                                                      ------------     ------------

    Total Current Assets                                                   566,078          216,497
                                                                      ------------     ------------

  Fixed assets, net of depreciation                                         18,683           44,787
                                                                      ------------     ------------

TOTAL ASSETS                                                          $    584,761     $    261,284
                                                                      ============     ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------

LIABILITIES
Current Liabilities:
  Current portion of note payable - bank                              $    115,694     $     99,167
  Notes payable - other                                                    104,400          575,000
  Current portion of obligations under capital lease                        24,961           19,361
  Accounts payable and accrued expenses                                    185,576          238,876
  Due to escrow agent                                                      126,000               --
  Liability for stock to be issued                                         200,279               --
                                                                      ------------     ------------

      Total Current Liabilities                                            756,910          932,404
                                                                      ------------     ------------

Long-term Liabilities:
  Note payable - bank, net of current maturities                                --          123,958
  Obligations under capital lease, net of current maturities                 3,600            9,200
                                                                      ------------     ------------

      Total Long-term Liabilities                                            3,600          133,158
                                                                      ------------     ------------

      TOTAL LIABILITIES                                                    760,510        1,065,562
                                                                      ------------     ------------

Mandatorily redeemable stock, $.01 par value, 10,000 shares issued
   and outstanding at December 31, 2002                                         --          100,000
                                                                      ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized
    0 shares issued and outstanding                                             --
  Common stock, $.001 Par Value; 20,000,000 shares authorized
    16,585,780 shares issued and outstanding                                16,585               --
  Common stock, $.0001 Par Value; 100,000,000 shares authorized
    14,667,400 shares issued and outstanding at December 31, 2002
    (pre-merger)                                                                              1,467
  Additional paid-in capital                                            13,768,028       11,104,996
  Deficit accumulated during the development stage                     (13,960,362)     (12,010,741)
                                                                      ------------     ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (175,749)        (904,278)
                                                                      ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $    584,761     $    261,284
                                                                      ============     ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                  CUMULATIVE TOTALS
                                                                                  JANUARY 27, 1997
                                                          2003         2002      TO DECEMBER 31, 2003
                                                      -----------------------------------------------
OPERATING REVENUES
  Sales                                                 $        -   $    22,759           $ 140,445

COST OF SALES                                                    -           777             245,428
                                                      -----------------------------------------------

GROSS PROFIT (LOSS)                                              -        21,982            (104,983)
                                                      -----------------------------------------------

OPERATING EXPENSES
   Compensation expense                                    205,814     1,550,906           6,141,413
   Research and development                                555,180       121,628           4,262,205
   Selling, general and administrative expenses          1,031,451       509,685           3,031,544
   Depreciation and amortization                            30,307        35,436             130,084
                                                      -----------------------------------------------
       TOTAL OPERATING EXPENSES                          1,822,752     2,217,655          13,565,246
                                                      -----------------------------------------------

LOSS BEFORE OTHER INCOME (EXPENSE)                      (1,822,752)   (2,195,673)        (13,670,229)

OTHER INCOME (EXPENSE)
   Reversal of payables                                          -       235,536             235,536
   Loss on conversion of debt to equity - related party          -      (249,162)           (249,162)
   Interest income                                             221         2,108              38,372
   Interest expense                                       (127,090)      (58,486)           (314,879)
                                                      -----------------------------------------------
       TOTAL OTHER INCOME (EXPENSE)                       (126,869)      (70,004)           (290,133)
                                                      -----------------------------------------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            $ (1,949,621) $ (2,265,677)      $ (13,960,362)
PROVISION FOR INCOME TAXES                                       -             -                   -
                                                      -----------------------------------------------

NET LOSS APPLICABLE TO COMMON SHARES                  $ (1,949,621) $ (2,265,677)      $ (13,960,362)
                                                      ===============================================

NET LOSS PER BASIC AND DILUTED SHARES                   $ (0.16240)   $ (0.23498)
                                                      ===========================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  12,004,771     9,641,903
                                                      ===========================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 UPON GIVING EFFECT OF
                               THE MERGER BETWEEN
                              INFORMEDIX AND HUNAPU

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                                                                      DURING THE
                                                             COMMON STOCK           ADDITIONAL       DEVELOPMENT
DESCRIPTION                                               SHARES       AMOUNT    PAID - IN CAPITAL      STAGE        TOTAL
-----------                                               ------       ------    -----------------      -----        -----
Balance, December 31, 2001                                3,000,000    $ 3,000    $         --    $    (19,563)   $   (16,563)

Issuance of compensatory shares                             100,000        100           2,900              --          3,000

Common shares sold in initial public offering, net          600,000        600          10,800              --         11,400

Stock dividend 300%                                      10,800,000     10,800         (10,800)             --             --

Net loss for the year                                            --         --                         (29,186)       (29,186)
                                                        ---------------------------------------------------------------------

Balance, December 31, 2002                               14,500,000     14,500           2,900         (48,749)       (31,349)

Net loss of Hunapu through merger                                --         --              --          (3,621)        (3,621)

Reverse 1:2 strock split                                 (7,250,000)    (7,250)          7,250              --             --

Cancellation of shares at time of merger                 (5,545,000)    (5,545)          5,545              --             --

Shares issued in connection with merger
  to acquire InforMedix                                   7,451,000      7,451      11,389,200     (11,958,371)      (561,720)

Shares issued for accrued interest                            9,596          9          18,842              --         18,851

Shares issued in connection with equity financing, net    7,420,184      7,420       2,344,291              --      2,351,711

Net loss for the year                                            --         --              --      (1,949,621)    (1,949,621)
                                                        ---------------------------------------------------------------------

Balance, December 31, 2003                               16,585,780    $16,585    $ 13,768,028    $(13,960,362)   $  (175,749)
                                                        =====================================================================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                    CUMULATIVE TOTALS
                                                                                                     JANUARY 27, 1997
                                                                  2003              2002           TO DECEMBER 31, 2003
                                                             ---------------   ----------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $(1,949,621)       $(2,265,677)          $ (13,960,362)
                                                             ---------------   ----------------    --------------------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and amortization                                   30,307             35,436                 130,084
     Issuance of stock options and warrants in exchange
        for compensation                                                  -            176,805               1,649,502
     Common stock issues for compensation and services                    -            892,398               3,909,383
     Services provided for equity                                         -                  -               3,365,847
     Common stock  issues for settlement of vendor
        payables                                                          -            576,639                 576,639
      Reversal of payables                                                -           (235,536)               (235,536)
      Loss on conversion of debt to equity - related party                -            249,162                 249,162
      Loss on disposition of fixed assets                                 -             25,818                 171,467

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in inventory                                       (103,200)                 -                (103,200)
     (Increase) decrease in prepaid expenses and other assets       152,508            (48,392)                 95,590
     Increase in amounts due escrow agent                           126,000                  -                 126,000
     Increase in liability for stock to be issued                   200,279                  -                 200,279
     Increase in accounts payable and
       and accrued expenses                                         (53,300)            15,536                 421,111
                                                             ---------------   ----------------    --------------------
     Total adjustments                                              352,594          1,687,866              10,556,328
                                                             ---------------   ----------------    --------------------

     NET CASH (USED IN) OPERATING ACTIVITIES                     (1,597,027)          (577,811)             (3,404,034)
                                                             ---------------   ----------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase (decrease) in amounts due to related parties                  -            178,468                 500,000
   Acquisitions of fixed assets                                      (4,203)                 -                (128,964)
                                                             ---------------   ----------------    --------------------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (4,203)           178,468                 371,036
                                                             ---------------   ----------------    --------------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                                              CUMULATIVE TOTALS
                                                                                                               JANUARY 27, 1997
                                                                           2003                2002          TO DECEMBER 31, 2003
                                                                      ----------------     --------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances                                  $ 1,308,150        $         -             $ 2,114,080
    Proceeds from note payables - other                                     1,423,900            525,000               1,948,900
    Proceeds from issuance of mandatorily redeemable common stock                   -                  -                 100,000
    Net proceeds from refinancing of note payable                                   -                  -                 224,676
    Payments of notes payable                                                (731,931)           (74,375)               (879,129)
    Payments of obligations under capital lease                                     -                  -                 (17,061)
                                                                      ----------------     --------------    --------------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                            2,000,119            450,625               3,491,466
                                                                      ----------------     --------------    --------------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                 398,889             51,282                 458,468

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                        59,579              8,297                       -
                                                                      ----------------     --------------    --------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $   458,468        $    59,579               $ 458,468
                                                                      ================     ==============    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                      $   115,739        $    42,236
                                                                      ================     ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

   Issuance of stock options                                              $         -        $   176,805
                                                                      ================     ==============

   Common stock issues for compensation and services                      $         -        $ 1,084,061
                                                                      ================     ==============

   Issuance of common stock for settlement of vendor payables             $         -        $   576,639
                                                                      ================     ==============

   Conversion of accrued interest to common stock                         $    18,851        $         -
                                                                      ================     ==============

   Conversion of notes payable to common stock                            $ 1,270,000        $    50,000
                                                                      ================     ==============

   Conversion of related party payable to common stock                      $ 225,000          $ 500,000
                                                                      ================     ==============

   Prepaid expenses for a note payable                                      $ 100,000                $ -
                                                                      ================     ==============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          On May 8, 2003, InforMedix Acquisition Corp. merged with and into Hunapu Inc. pursuant to the Agreement and Plan of Reorganization dated February 7, 2003 (the "Agreement"). Hunapu Inc. was the surviving entity and changed its name to InforMedix Holdings, Inc., a Nevada corporation (the "Company").

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------
          (CONTINUED)

          InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. (a development stage company) ("InforMedix") which was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor SystemsTM. Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-e Monitor System to academic research centers, recently raised $5 million in a private placement of equity financing to increase business development and sales and marketing activities. As such, InforMedix is in the development stage. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

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

          On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 shares to 80,000,000 shares, and this was effective on March 3, 2004.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          DEVELOPMENT STAGE COMPANY
          -------------------------

          The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises ". The Company has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It has sold Med-e Monitor Systems to academic centers to complete grant-funded clinical research, and has recently completed the initial manufacture of its product in preparation for expansion of sales activities. The Company is anticipating that sales will be generated in the first fiscal quarter of 2004, at which time the Company will emerge from the development stage.

          PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The consolidated financial statements include the accounts of InforMedix and its subsidiary for the year ended December 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2002 figures represent InforMedix only, prior to the acquisition by Acquisition Corp.

          USE OF ESTIMATES
          ----------------

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

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

          INTELLECTUAL PROPERTY ASSETS
          ----------------------------

          The Company owns 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their consolidated balance sheet at December 31, 2003.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          INTERNAL USE SOFTWARE COSTS
          ---------------------------

          Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ended December 31, 2003 and 2002 have been expensed as research and development since these were returned to the consulting company in 2002.

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

          RESEARCH AND DEVELOPMENT
          ------------------------

          Research and development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-e Monitor devices, communications connectivity between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          INCOME TAXES
          ------------

          The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2003 and 2002, respectively.

          ADVERTISING
          -----------

          Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $57,491 and $1,347 for the years ended December 31, 2003 and 2002, respectively.

          RECLASSIFICATIONS
          -----------------

          Certain amounts in the 2002 consolidated financial statements were reclassified to conform to the 2003 presentation. The reclassifications in 2002 resulted in no changes to the deficits accumulated during the development stage.

          EARNINGS (LOSS) PER SHARE OF COMMON STOCK
          -----------------------------------------

          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2003 and 2002 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          EARNINGS (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
          -----------------------------------------

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                     December 31,  December 31,
                                                         2003          2002
                                                         ----          ----

          Net Loss                                   ($ 1,949,621) ($ 2,265,677)
                                                     ------------  ------------

          Weighted-average common shares
            outstanding (Basic)                        12,004,771     9,641,903

          Weighted-average common stock equivalents:
                Stock options                                  --            --
                Warrants                                       --            --
                                                     ------------  ------------

          Weighted-average common shares
              outstanding (Diluted)                    12,004,771     9,641,903
                                                     ============  ============

          FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
          --------------------------------

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

          Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on the consolidated financial statements.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. Until the Company generates revenue, SAB 101 is not expected to have a material effect on the results of operations, financial position and cash flows.

          On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but cites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect the consolidated financial statements.

          On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect the consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
          --------------------------------

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the consolidated financial statements. This statement does not affect the consolidated financial statements.

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)

          STOCK-BASED COMPENSATION (CONTINUED)
          ------------------------

          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

          INVENTORY
          ---------

          Inventory consists of Med-eMonitor units that have been developed. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

NOTE 3-   FIXED ASSETS
          ------------

          Fixed assets consist of the following at December 31, 2003 and 2002:

                                                   2003          2002
                                                   ----          ----

          Office and manufacturing equipment    $   33,398    $   33,398
          Computer equipment                        43,931        39,728
          Equipment under capital leases            45,622        45,622
                                                ----------    ----------
                                                   122,951       118,748
          Less: accumulated depreciation           104,268        73,961
                                                ----------    ----------
          Net book value                        $   18,683    $   44,787
                                                ==========    ==========

          Depreciation expense for the years ended December 31, 2003 and 2002 was $30,307 and $35,436, respectively. Included in that amount is $19,008 and $12,907, of amortization expense of equipment under capital leases for the years ended December 31, 2003 and 2002, respectively. In January 2002, the Company pursuant to a settlement agreement with one of its vendors returned $51,635 of computer equipment that had $25,818 in accumulated depreciation.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4-   NOTE PAYABLE - BANK
          -------------------

          The Company entered into a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. The Company commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and the Company was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001, whereby the Company was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The Company commenced repayment of the principal balance on the loan on August 2, 2002. The unpaid balance on the note payable at December 31, 2003, was $115,694. Of this amount the entire amount is reflected as current maturities at December 31, 2003, due to the amount being due on November 30, 2004, the date to which the note was extended to.

          The note is personally guaranteed and partially collateralized by certain officers and founders of the Company. For signing personally on the note, the officers were issued shares of stock.

          Interest expense pertaining to this note was $18,561 and $17,914 for the years ended December 31, 2003 and 2002, respectively.

NOTE 5 -  NOTES PAYABLE - OTHER
          ---------------------

          In August 2002, the Company entered into a Promissory Note with its CEO in the amount of $25,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest together with this note was converted into stock at the time of the merger.

          In August 2002, the Company entered into a Promissory Note with its Investment Banker, Rockwell Capital Partners LLC, in the amount of $50,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. Additionally, Rockwell, on the Company's behalf, funded $100,000 to an investor relations firm as a prepayment for investor relation services, which has been written off in 2003, as this company never provided services for the Company and was reported as defunct.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 5-   NOTES PAYABLE - OTHER (CONTINUED)
          ---------------------

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

          Upon the issuances of the promissory notes with Rockwell, the Company entered into an Intellectual Property Security Agreement as collateral for the amounts advanced. The other promissory note holders, the InforMedix CEO and AUGI shared in the same rights as Rockwell under that agreement. Once these Notes were converted into equity, the Intellectual Property Security Agreement was terminated.

          On November 5, 2002, the Company entered into a Security and Loan Agreement with Private Equity Investors, LLC ("PIE") in the amount of $350,000. The purpose of this transaction was to fund the Company for the scalable manufacturing of its products, and provide funds for expansion of the marketing and sales of their Med-e Monitor product line. This note was repaid in April 2003.

          On February 1, 2003, June 12, 2003, and July 24, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $20,000 for a total of $104,400 all due and payable at interest rates ranging from 8% to12% in December 2003 through January 2004. Of these amounts due, $11,400 plus accrued interest will be repaid and $90,000 plus accrued interest will be converted into equity. All but $20,000 of these notes are uncollateralized, and interest of $8,765 is accrued at December 31, 2003 on these notes. $20,000 of these notes were collateralized by a subordinated lien on the Company's intellectual property.

          The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003, collateralized by a perfected first lien on the Company's intellectual property in the event of default. Proceeds of this note were used to repay the PIE debt and some other existing debt as well as fees and related costs to complete the merger. Interest was being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 5-   NOTES PAYABLE - OTHER (CONTINUED)
          ---------------------

          (post-split), which have not been exercised as of December 31, 2003. On October 16, 2003 the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The Company in its second phase of equity financing on December 19, 2003, eclipsed the $2 million dollar plateau. This loan was collateralized by a first lien on the Company's patents. As part of the agreement, the lender was issued 800,000 warrants exercisable at $3.00 per share for a five-year period. The Company and the lender agreed to restructure the loan and those 800,000 warrants were replaced by warrants to purchase 250,000 shares of common stock exercisable at $1.50 per share. Upon the closing of the 2nd phase of equity financing, the lender was repaid $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into $375,000 of units as part of the equity financing. When the loan was repaid, the loan agreement and related security interest was terminated. The lender also received warrants to purchase 150,000 shares of common stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

          The Company entered into six promissory notes dated August 31, 2003 and September 10, 2003 with individuals obtained through the Company's investment banker Meyers Associates, L.P. These individuals loaned $400,000 collectively to the Company in notes that were to mature August 31, 2004. The notes accrued interest at a rate of 10% annually. These amounts funded were part of the financing that Meyers Associates, L.P. raised for the Company. Of the $400,000 loaned to InforMedix, the Company repaid $100,000 and converted into equity the remaining $300,000 of notes payable in the first phase of equity financing completed on December 2, 2003.

NOTE 6 -  RELATED PARTY TRANSACTIONS
          --------------------------

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 7 -  OBLIGATIONS UNDER CAPITAL LEASE
          -------------------------------

          The Company is the lessee of computer and other equipment under capital leases expiring during 2006. These leases are personally guaranteed by a shareholder of InforMedix, for which he previously received shares of stock.

          Minimum lease payments under capital leases at December 31, 2003, are as follows:

                      2004                         $ 31,016
                      2005                            5,095
                      2006                            3,396
                                                   --------
                                                     39,507

               Less: amounts representing interest  (10,946)
               Less: current portion                (24,961)
                                                   --------
                      Long-term portion            $  3,600
                                                   ========

NOTE 8 -  OPERATING LEASE
          ---------------

          During 2000, the Company entered into a lease for office space commencing February 1, 2000 through January 31, 2002 including escalation of payments. After January 31, 2002, the Company was on a month-to-month lease at its offices. On lease inception, the Company issued 500 shares (post-split) of common stock to the lessor that has been valued at the fair market value of $20 per share (post-split) resulting in a charge to operations of $10,000. Effective March 2003, the landlord sold the building the Company is located in and, at that time, the Company signed a one year lease agreement for $2,294 per month. The Company has extended this lease in March 2004 for another year.

NOTE 9 -  PROVISION FOR INCOME TAXES
          --------------------------

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9 -  PROVISION FOR INCOME TAXES (CONTINUED)
          --------------------------

          At December 31, 2003, deferred tax assets consist of the following:

          Net operating loss carryforwards              $ 4,606,919
          Less:  valuation allowance                     (4,606,919)
                                                        -----------
                                                        $       -0-
                                                        ===========

          At December 31, 2003, the Company had deficits accumulated during the development stage in the approximate amount of $13,960,362, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 - EQUITY FINANCING
          ----------------

          The Company issued a private placement memorandum (PPM) on October 20, 2003 for a maximum $5,000,000 raise consisting of units costing $50,000 each (100 units). The Company through its placement agent, Meyers Associates, L.P. was successful in completing the full subscription amount of $5,000,000.

          For an investment in the Company, the investor received common shares of the Company at $.37 per share, Class A Warrants exercisable into one share of common stock at an exercise price of $.44 per share, and Class B Warrants exercisable into one-half share of common stock at an exercise price of $.28 per share. For each $50,000 investment, the investor received 135,136 shares of common stock, 135,136 Class A Warrants and 135,136 Class B Warrants.

          As of December 31, 2003, the Company received $2,745,450 in two separate closings, one on the 2nd and one on the 19th of December. (See Note 11). The Company received the remaining $2,254,550 in two other closings on February 2nd and March 4th of 2004.

          The equity is being used by the Company to fund additional product development and the national sales and marketing of the Med-eMonitor System.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 11 - STOCKHOLDERS' (DEFICIT)
          -----------------------

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

          The Company issued 9,596 additional shares (post-split) for accrued interest on notes payable in the quarter ended June 30, 2003.

          On June 23, 2003, the Company's Board of Directors approved a reverse 1-for-2 stock split effective June 30, 2003. After the split, the Company had 9,165,585 shares of common stock issued and outstanding. In addition, the Company reduced the authorized level of common stock to 20,000,000 shares.

          As discussed in Note 10, the Company had raised a total of $2,745,450 in December 2003. For the amounts raised, the Company issued 7,420,184 shares of common stock plus Class A and Class B warrants.

          In February and March of 2004, the Company issued 6,093,412 shares of common stock for $2,254,550, in the final two closings of the equity financing.

          On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 to 80,000,000 effective as of March 3, 2004.

          PREFERRED STOCK

          InforMedix Holdings, Inc. also has authorized 9,000,000 shares of preferred stock (4,500,000 following the reverse stock split) which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of December 31, 2003.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 11 - STOCKHOLDERS' (DEFICIT) (CONTINUED)
          -----------------------

          STOCK OPTION PLAN AND WARRANTS

          In April 2003, upon the merger transaction, the Company's Board of Directors approved the former Hunapu Inc. 2003 Stock Incentive Plan (the "Plan"). The Plan has 1,250,000 shares (post-split) of common stock available for issuance. Awards will be based on performance criteria approved by the Company's compensation committee. After the reverse 1-for-2 stock split on June 30, 2003, the Company has granted 862,500 options of which 1/3 will vest at December 31, 2003 at an exercise price of $.50 per share. The Company for the year ended December 31, 2003, has not expensed any portion of these stock options. All of these options were granted to employees, officers and key members of the management team of the Company.

          Under the Black-Scholes option pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. 287,500 of these options vested as of December 31, 2003.

          The following tables summarizes the activity of the Company's stock option plan:

                                                        Year Ended
                                                    December 31, 2003
                                              ----------------------------
                                                                Weighted-
                                                                 average
                                                 Number of      exercise
                                                  Options         price
                                              ------------- --------------

          Outstanding - beginning of
           period                                        0     $        0
          Granted below fair value                       0              0
          Granted at fair value                    862,500            .50
          Converted                                      0              0
          Cancelled                                      -              -
                                              ------------- --------------

          Outstanding - end of period              862,500     $      .50
                                              =============

          Exercisable at end of period:            287,500     $      .50
                                              =============

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 11 - STOCKHOLDERS' (DEFICIT) (CONTINUED)
          -----------------------

          STOCK OPTION PLAN AND WARRANTS (CONTINUED)


                                                           Year Ended
                                                       December 31, 2002
                                                  ---------------------------

                                                                    Weighted-
                                                      Number        average
                                                        of          exercise
                                                     Options         price
                                                  ------------ --------------

          Outstanding - beginning of
           period
                                                      447,221       $  1.33
          Granted below fair value                     17,083             1
          Granted at fair value                        15,972            10
          Converted                                  (480,276)        (1.61)
          Cancelled                                         -             -
                                                  ------------ --------------

          Outstanding - end of period

                                                            0       $     0
                                                  ============

          Exercisable at end of period:                     0

          For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted in 2003; no annual dividends, volatility of 40%, risk-free interest rate of 3.00%, and expected life of 2.2 years.

          If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 11 - STOCKHOLDERS' (DEFICIT) (CONTINUED)
          -----------------------

          STOCK OPTION PLAN AND WARRANTS (CONTINUED)
          ------------------------------------------

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2003          2002
                                                          ----         ----
          Net loss:
            As reported                              ($1,949,621)   ($2,265,677)
            Total stock-based employee compensation
               expense determined under fair value
               based method for all awards, net of
               related tax effects                      (280,312)            (0)
                                                     -----------    -----------
             Pro forma                               ($2,229,933)   ($2,265,677)

          Net loss per share:
             As reported:
               Basic                                     $0.16         $0.23
               Diluted                                   $0.16         $0.23
             Pro forma:
               Basic                                     $0.18         $0.23
               Diluted                                   $0.18         $0.23

          The Company has issued 17,715,980 stock warrants as of December 31, 2003. These warrants were issued in connection with the equity financing, and various notes that the Company entered into. None of the warrants have been exercised as of December 31, 2003.

          The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 3% - 3.5%, dividend yield 0%, volatility 40% and expected life of five years.

          The Company has the following warrants exercisable for the purchase of its common stock:

                                                            Year Ended
          Exercise                                         December 31,
          --------                                         ------------
           Price    Expiration Date                     2003        2002
           -----    ---------------                     ----        ----
           $0.37    December, 2006                    1,040,000        -
           $0.44    December, 2006                    9,772,319        -
           $0.50    August, 2008                        150,000        -
           $0.56    December, 2006                    4,886,161        -
            $.60    November, 2008                      150,000        -
           $1.50    October, 2008                       250,000        -
           $2.00    August, 2008                         25,000        -
           $2.50    February, 2006                      400,000        -
           $3.00    November, 2007                    1,005,000        -
           $3.00    August, 2008                        137,500        -
                                                     ----------    -----
                                                     17,715,980        -
                                                     ==========    =====
                    Weighted average exercise price       $0.70    $0.00
                                                     ==========    =====

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 11 - STOCKHOLDERS' (DEFICIT) (CONTINUED)
          -----------------------

          STOCK OPTION PLAN AND WARRANTS (CONTINUED)
          ------------------------------

          In addition, all of these warrants are outstanding as of December 31, 2003 with the exception of 2,352,135, which will not be issued unless the Units are purchased at $50,000 each.

          Additionally, during 2003 there were no warrants exercised.

          MANDATORILY REDEEMABLE COMMON STOCK

          On August 20, 1999, a Stock Purchase Agreement with Advantor was signed providing for the issuance of 15,000 shares (post-split) of common stock to Advantor for cash, research and development and manufacturing services. On August 23, 1999, in accordance with the agreement Advantor purchased 5,000 shares (post-split) of common stock at fair value for cash of $100,000. The remaining 10,000 shares (post-split) were to be issued in blocks of 2,000 shares (post-split) for every 100 inventory units produced by Advantor. In the event that the Company was not publicly traded by December 31, 2004, the Company was obligated upon written notice by Advantor, to repurchase any stock issued of the 15,000 shares (post-split) at the highest price the Company had sold any of its stock within 12 months of Advantor's notice to repurchase. Through August 7, 2002, 86 Med-eMonitor units had been completed and no additional shares had been granted. To recognize the 86 units produced, the fair value of $34,400 has been credited to accounts payable with the offsetting entry to cost of sales.

          Upon the merger, and the Company becoming publicly traded, the mandatorily redeemable common stock was converted into common stock and as per the agreement none of the 5,000 issued shares (post-split) will need to be repurchased by the Company.

          On November 3, 2003, Advantor agreed in writing to convert all of its remaining outstanding payables into InforMedix common stock, and released the Company from any further liabilities. The conversion value of these shares is reflected in the liability for stock to be issued.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 12 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

          EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the years ended December 31, 2003 and 2002, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

          CONSULTING AGREEMENTS

          The Company had entered into a consulting agreement with Warren Lewis Investment Corporation for business development services whereby the consulting firm would be compensated when the Company raised $2,000,000 in a capital transaction. In December 2003, the Company, closed on two separate financings and eclipsed the $2,000,000 mark and Warren Lewis Investment Corporation was paid $176,000. This amount is included in the consolidated statements of operations.

          The Company on August 14, 2003 entered into a consulting agreement with Meyers Associates, L.P. for a term of three years. Meyers Associates, L.P. will provide services related to corporate finance and other financial service matters. For these services, Meyers Associates, L.P. will be paid $2,500 per month to $7,500 per month depending on the dollar amount of the equity financing completed by the placement agent. The minimum raise for Meyers Associates, L.P. to receive payment from the Company was $1,000,000 ($2,500 per month) and the maximum is $3,000,000 ($7,500 per month). The Company exceeded the $3,000,000 raise level in 2004, and is currently paying $7,500 per month to Meyers Associates.

          The Company is party to other consulting agreements with various third-parties for the development of the software and production of the monitors. The Company has made payments ranging from $6,000 to $7,000 per month to vendors for these services.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 13 - GOING CONCERN
          -------------

          As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred substantial net losses for the years ended December 31, 2003 and 2002. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

          Management believes that the Company's capital requirements will depend on many factors including the success of the Company's sales efforts. During 2003 the Company retained an investment banker, Meyers Associates, L.P. ("Meyers"), to assist the Company in raising capital. Meyers had raised $2,745,450 for the Company as of December 31, 2003 (and a total of $5,000,000 through March 4, 2004). The proceeds of this raise will be used to accelerate the Company's sales and marketing, business development, and other corporate activities. The private placement of units consisted of a number of shares of common stock determined by dividing the purchase price per Unit of $50,000 by, the lower of $.50 per share and the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date which was determined to be $.37 per share. For each Share of Common Stock issued, the Company also issued one A Warrant and one B Warrant to purchase one-half share of Common Stock of InforMedix.

          The Company entered into the merger with Hunapu and became publicly traded anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to its Med-e Monitor System, and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-e Monitor product and believes that revenues will be generated in 2004.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 13 - GOING CONCERN (CONTINUED)
          -------------

          With the completion of the private placement of $5,000,000 the Company has intensified their efforts in the development and production of their product, and anticipates operating revenues in the first quarter of 2004. The Company is anticipating emerging from the development stage in 2004 with sales occurring and the streamlining of their research and development costs. Additionally, with the increased cash flow from operations, the Company believes that it will not rely as heavily upon the issuance of common stock as consideration for compensation and services rendered. In the past few years, the stock issuances for services and compensation had contributed to the large deficits.

          As of March 15, 2004 three pharmaceutical/health care companies had accepted delivery of production quality Med-eMonitor devices on a pilot test basis to be evaluated for use in clinical drug trial and disease management applications. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 14 - PATENTS
          -------

          The Company has been successful in securing 15 issued U.S. and Foreign patents pertaining to devices and methods to prompt and record patient information, including the Med-eMonitor System. The Company believes, as a result of an independent valuation of its patents, that it owns the "pioneer" patent portfolio in medication compliance and patient monitoring, as its patents have been cited as prior art in over 154 issued patents. In addition, there are 12 pending U.S. and Foreign patents. The cost in obtaining these patents has been expensed as a research and development expense by the Company in the year that the costs pertained to in accordance with SOP 98-1.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 15 - SUBSEQUENT EVENTS
          -----------------

          In February and March 2004, the Company issued 6,093,412 shares of common stock for $2,254,550, in the final two closings of the equity financings.

          On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 shares to 80,000,000 shares, and this was effective on March 3, 2004.

                                   SIGNATURES

      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFORMEDIX HOLDINGS, INC.


Date: March 31, 2004                        By:  /s/ Bruce A Kehr
      ------------------------------            --------------------------------
                                            Bruce A. Kehr
                                            Chief Executive Officer


Date: March 31, 2004                        By: /s/ Arthur T. Healey
      ------------------------------            --------------------------------
                                            Arthur T. Healey
                                            Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Chairman of the Board and
/s/ Bruce A. Kehr           Chief Executive Officer
------------------------       (Principal Executive        March 31, 2004
       Bruce A. Kehr                 Officer)

/s/ Janet Campbell
------------------------      President and Chief          March 31, 2004
     Janet Campbell           Operating Officer


/s/ Arthur T. Healey           Chief Financial Officer
------------------------       and General Counsel
    Arthur T. Healey           (Principal Financial        March 31, 2004
                                     Officer)


/s/ Rhonda B. Friedman
------------------------             Director              April 1, 2004
Rhonda B. Friedman, Sc.D


/s/ Harris Kaplan
------------------------             Director              March 31, 2004
      Harris Kaplan


/s/ Bert W. Wasserman
------------------------             Director              March 31, 2004
    Bert W. Wasserman


/s/ Douglas Watson
------------------------             Director              March 31, 2004
     Douglas Watson

                            INFORMEDIX HOLDINGS, INC.

                      Annual Report on Form 10-KSB for the
                          Year Ended December 31, 2003

                                  EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION
----------- --------------------------------------------------------------------
  10.3 Employment Agreement dated as of February 15, 2004, between InforMedix, Inc. and Davison R. Dulin.
  10.4 Employment Agreement dated as of October 23, 2003, between InforMedix, Inc. and Arthur Healey.
  14.1      Code of Ethics
  31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
  31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
  32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
  32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350