Form 10QSB
period 2004-03-31
INFORMEDIX HOLDINGS INC
filed 2004-05-17
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 23,567,936 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 12, 2004.


Transitional Small Business Disclosure Format (Check One):   Yes:     No:  X

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED March 31, 2004

                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet as of March 31, 2004 (unaudited) ...................................F-1
   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and
   2003 (Unaudited).........................................................................................F-2
   Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and
   2003 (Unaudited).........................................................................................F-3
   Notes to Condensed Consolidated Financial Statements (Unaudited).........................................F-4-24
Item 2.  Management's Discussion and Analysis or Plan of Operation..........................................25
Item 3.  Controls and Procedures............................................................................34

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..................................................................................34
Item 2.  Changes in Securities..............................................................................34
Item 3.  Defaults Upon Senior Securities....................................................................35
Item 4.  Submission of Matters to a Vote of Security Holders................................................35
Item 5.  Other Information..................................................................................36
Item 6.  Exhibits and Reports on Form 8-K...................................................................36

SIGNATURES..................................................................................................37
EXHIBIT INDEX...............................................................................................38

Part I-Financial Information

Item 1. Financial Statments


                           INFORMEDIX HOLDINGS, INC.
                            (FORMERLY HUNAPU, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004



                         ASSETS

Current Assets:

  Cash and cash equivalents                                                 $  1,698,350
  Accounts receivable                                                             16,000
  Inventory                                                                      103,200
  Prepaid expenses and other current assets                                        9,439
                                                                            ------------

    Total Current Assets                                                       1,826,989
                                                                            ------------

  Fixed assets, net of depreciation                                               66,586
                                                                            ------------

TOTAL ASSETS                                                                $  1,893,575
                                                                            ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities:

  Current portion of note payable - bank                                    $     99,167
  Notes payable - other                                                           73,000
  Current portion of obligations under capital lease                              24,961
  Accounts payable and accrued expenses                                          278,556
  Liability for stock to be issued                                               110,000
                                                                            ------------

      Total Current Liabilities                                                  585,684
                                                                            ------------

Long-term Liabilities:

  Obligations under capital lease, net of current maturities                       3,600
                                                                            ------------

      Total Long-term Liabilities                                                  3,600
                                                                            ------------

      TOTAL LIABILITIES                                                          589,284
                                                                            ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $.001 Par Value; 4,500,000 shares authorized
    0 shares issued and outstanding                                                   --
  Common stock, $.001 Par Value; 80,000,000 shares authorized

    23,023,803 shares issued and outstanding                                      23,024
  Additional paid-in capital                                                  15,889,306
  Accumulated deficit                                                        (14,608,039)
                                                                            ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     1,304,291
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $  1,893,575
                                                                            ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                        2004              2003
                                                    ------------      ------------

OPERATING REVENUES

  Sales                                             $     16,000      $         --

COST OF SALES                                                 --                --
                                                    ------------      ------------

GROSS PROFIT (LOSS)                                       16,000                --
                                                    ------------      ------------

OPERATING EXPENSES

   Compensation expense                                  223,011            79,290
   Research and development                              104,430            41,289
   Selling, general and administrative expenses          330,182            86,073
   Depreciation and amortization                           4,361             7,472
                                                    ------------      ------------
       TOTAL OPERATING EXPENSES                          661,984           214,124
                                                    ------------      ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                      (645,984)         (214,124)

OTHER INCOME (EXPENSE)

   Interest income                                         2,413               221
   Interest expense                                       (4,106)          (21,206)
                                                    ------------      ------------
       TOTAL OTHER INCOME (EXPENSE)                       (1,693)          (20,985)
                                                    ------------      ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          $   (647,677)     $   (235,109)
PROVISION FOR INCOME TAXES                                    --                --
                                                    ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                $   (647,677)     $   (235,109)
                                                    ============      ============

NET LOSS PER BASIC AND DILUTED SHARES               $   (0.03302)     $   (0.02565)
                                                    ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING                                19,613,855         9,165,585
                                                    ============      ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                   2004             2003
                                                               -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                    $  (647,677)     $  (235,109)
                                                               -----------      -----------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation and amortization                                   4,361            7,472
     Common stock issues for compensation and services             113,014               --

  CHANGES IN ASSETS AND LIABILITIES

     (Increase) in accounts receivable                             (16,000)              --
     (Increase) in prepaid expenses and other assets                (5,029)          (3,850)
     (Decrease)  in amounts due escrow agent                      (126,000)              --
     Increase in accounts payable and
       and accrued expenses                                         92,980          130,772
                                                               -----------      -----------
     Total adjustments                                              63,326          134,394
                                                               -----------      -----------

     NET CASH (USED IN) OPERATING ACTIVITIES                      (584,351)        (100,715)
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisitions of fixed assets                                    (52,264)              --
                                                               -----------      -----------

      NET CASH (USED IN) INVESTING ACTIVITIES                      (52,264)              --
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITES

    Proceeds from common stock issuances                         1,913,024               --
    Proceeds from note payables - other                                 --           50,000
    Payments of notes payable                                      (36,527)              --
                                                               -----------      -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,876,497           50,000
                                                               -----------      -----------

NET INCREASE (DECREASE) IN

    CASH AND CASH EQUIVALENTS                                    1,239,882          (50,715)

CASH AND CASH EQUIVALENTS -

    BEGINNING OF PERIOD                                            458,468           59,579
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 1,698,350      $     8,864
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

   INFORMATION:

CASH PAID DURING THE YEAR FOR:

    Interest expense                                           $     1,204      $    21,206
                                                               ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH

  ACTIVITIES:

    Issuance of common stock for services and compensation     $   113,014      $        --
                                                               ===========      ===========


   Conversion of notes payable to common stock                 $    11,400      $        --
                                                               ===========      ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                  These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

                  InforMedix Holdings, Inc. stockholders also approved the authorization of 4,500,000 shares (post-split) of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

                  On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003.

                  InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. ("InforMedix") which was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor SystemsTM. Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-e Monitor System to academic research centers, recently raised $5 million in a private placement of equity financing to increase business development and sales and marketing activities. As such, InforMedix prior to 2004, was in the development stage. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  (CONTINUED)

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

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  DEVELOPMENT STAGE COMPANY

                  The Company was a development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises ". The Company had devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It has sold Med-e Monitor Systems to academic centers to complete grant-funded clinical research, and has recently completed the initial manufacture of its product in preparation for expansion of sales activities. The Company has generated sales in the first fiscal quarter of 2004, and consequently has emerged from the development stage.

                  PRINCIPLES OF CONSOLIDATION

                  The condensed consolidated financial statements include the accounts of InforMedix and its subsidiary for the three months ended March 31, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. The March 31, 2003 figures represent InforMedix only, prior to the acquisition by Acquisition Corp.

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

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  INTELLECTUAL PROPERTY ASSETS

                  The Company owns 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at March 31, 2004.

                  INTERNAL USE SOFTWARE COSTS

                  Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force
                  (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three months ended March 31, 2004 and 2003 have been expensed as research and development.

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

                  INCOME TAXES

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended March 31, 2004 and 2003, respectively.

                  ADVERTISING

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $44,906 and $0 for the three months ended March 31, 2004 and 2003, respectively.

                  RECLASSIFICATIONS

                  Certain amounts in the 2003 condensed consolidated financial statements were reclassified to conform to the 2004 presentation. The reclassifications in 2003 resulted in no changes to the accumulated deficits.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  EARNINGS (LOSS) PER SHARE OF COMMON STOCK

                  Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

                  The following is a reconciliation of the computation for basic and diluted EPS: March 31, March 31,

                                                                     2004               2003

                         Net Loss                                $   (647,677)     $   (235,109)
                                                                 ------------      ------------

                  Weighted-average common shares
                    outstanding (Basic)                            19,613,855         9,165,585

                  Weighted-average common stock equivalents:

                        Stock options                                      --                --
                        Warrants                                           --                --

                  Weighted-average common shares
                      outstanding (Diluted)                        19,613,855         9,165,585
                                                                   ==========         =========


                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

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

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002.

                  On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

                  In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS
                  (CONTINUED)

                  Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

                  In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

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

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

                  In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

                  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

NOTE 3-  FIXED ASSETS

Fixed assets consist of the following at March 31, 2004:

                  Office and manufacturing equipment     $ 35,661
                  Computer equipment                       93,931
                  Equipment under capital leases           45,622
                                                           ------
                                                          175,214
                  Less:  accumulated depreciation         108,628
                                                          -------
                  Net book value                         $ 66,586
                                                         ========

                  Depreciation expense for the three months ended March 31, 2004 and 2003 was $4,361 and $7,472, respectively. Included in that amount is $1,974 and $1,974, of amortization expense of equipment under capital leases for the three months ended March 31, 2004 and 2003, respectively.

NOTE 4-  NOTE PAYABLE - BANK

                  The Company entered into a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. The Company commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and the Company was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001, whereby the Company was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The Company commenced repayment of the principal balance on the loan on August 2, 2002. The unpaid balance on the note payable at March 31, 2004, was $99,167. Of this amount the entire amount is reflected as current maturities at March 31, 2004, due to the amount being due on November 30, 2004, the date to which the note was extended to.

                  The note is personally guaranteed and partially collateralized by certain officers and founders of the Company. For signing personally on the note, the officers were issued shares of stock.

                  Interest expense pertaining to this note was $1,204 and $18,000 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 5-  NOTES PAYABLE - OTHER

                  In August 2002, the Company entered into a Promissory Note with its CEO in the amount of $25,000. The Promissory Note bore interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest together with this note was converted into stock at the time of the merger.

                  In August 2002, the Company entered into a Promissory Note with its Investment Banker, Rockwell Capital Partners LLC, in the amount of $50,000. The Promissory Note bore interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. Additionally, Rockwell, on the Company's behalf, funded $100,000 to an investor relations firm as a prepayment for investor relation services, which has been written off in 2003, as this company never provided services for the Company and was reported as defunct.

                  On August 14, 2002, the $50,000 Rockwell note was converted upon the issuance of 2,350,000 shares (post-split) of Acquisition Corp. The stock was issued at just above par value, and was issued as founders' stock. The $50,000 and all accrued interest was converted into stock at the time of the merger.

                  The Company in August 2002, entered into a Promissory Note with American United Global, Inc. ("AUGI") in the amount of $100,000. The Promissory Note bore interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest along with the note was converted to stock at the time of the merger.

                  Upon the issuances of the promissory notes with Rockwell, the Company entered into an Intellectual Property Security Agreement as collateral for the amounts advanced. The other promissory note holders, InforMedix's CEO and AUGI, shared in the same rights as Rockwell under that agreement. Once these Notes were converted into equity, the Intellectual Property Security Agreement was terminated.

                  On November 5, 2002, the Company entered into a Security and Loan Agreement with Private Equity Investors, LLC ("PIE") in the amount of $350,000. The purpose of this transaction was to fund the Company for the scalable manufacturing of its products, and provide funds for expansion of the marketing and sales of its Med-e Monitor product line. This note was repaid in April 2003.

                  On February 1, 2003, June 12, 2003, and July 24, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $20,000 for a total of $104,400 all due and payable at interest rates ranging from 8% to12% in December 2003 through January 2004. Of these amounts due, $11,400 plus accrued interest will be repaid and the noteholders have agreed to convert $90,000 plus accrued interest into equity. All but $20,000 of these notes are uncollateralized, and interest of $9,657 is accrued at March 31, 2004 on these notes.

                  The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003, collateralized by a perfected first lien on the Company's intellectual property in the event of default. Proceeds of this note were used to repay the PIE debt and some other existing debt, as well as fees and related costs to complete the merger. Interest was being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants (post-split). On October 16, 2003 the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The Company in its second phase of equity financing on December 19, 2003, eclipsed the $2 million dollar plateau. This loan was collateralized by a first lien on the Company's patents. As part of the agreement, the lender was issued 800,000 warrants exercisable at $3.00 per share for a five-year period. The Company and the lender agreed to restructure the loan and those 800,000 warrants were replaced by warrants to purchase 250,000 shares of common stock exercisable at $1.50 per share. Upon the closing of the 2nd phase of equity financing, the lender was repaid $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into $375,000 of units as part of the equity financing. When the loan was repaid, the loan agreement and related security interest was terminated. The lender also received warrants to purchase 150,000 shares of common stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

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

NOTE 6-  OBLIGATIONS UNDER CAPITAL LEASE

                  The Company is the lessee of computer and other equipment under capital leases expiring during 2006. These leases are personally guaranteed by a shareholder of InforMedix, for which he previously received shares of stock.

                  Minimum lease payments under capital leases at March 31, 2004, are as follows:

                           2005                           $ 31,016
                           2006                              8,491

                                                            39,507

                  Less: amounts representing interest      (10,946)
                  Less: current portion                    (24,961)

                           Long-term portion              $  3,600

NOTE 7-  OPERATING LEASE

                  During 2000, the Company entered into a lease for office space commencing February 1, 2000 through January 31, 2002 including escalation of payments. After January 31, 2002, the Company was on a month-to-month lease at its offices. On lease inception, the Company issued 500 shares (post-split) of common stock to the lessor that has been valued at the fair market value of $20 per share (post-split) resulting in a charge to operations of $10,000. Effective March 2003, the landlord sold the building in which the Company is located and, at that time, the Company signed a one year lease agreement for $2,294 per month. The Company extended this lease in March 2004 for another year.

NOTE 8-  PROVISION FOR INCOME TAXES

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

                  At March 31, 2004, deferred tax assets consist of the following:


                  Net operating loss carryforwards      $ 4,820,653
                  Less:  valuation allowance             (4,820,653)
                                                         ----------
                                                        $    -0-
                                                        ===========

                  At March 31, 2004, the Company had accumulated deficits in the approximate amount of $14,608,039, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-  EQUITY FINANCING

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

                  As of March 31, 2004, the Company had received an aggregate of $5,000,000 of gross proceeds in four separate closings.

                  The equity is being used by the Company to fund additional product development and the national sales and marketing of the Med-eMonitor System.

NOTE 10- STOCKHOLDERS' (DEFICIT)

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

                  COMMON STOCK (CONTINUED)

                  The Company issued 9,596 additional shares (post-split) for accrued interest on notes payable in the quarter ended June 30, 2003.

                  On June 23, 2003, the Company's Board of Directors approved a reverse 1-for-2 stock split effective June 30, 2003. After the split, the Company had 9,165,585 shares of common stock issued and outstanding. In addition, the Company reduced the number of authorized shares of common stock to 20,000,000 shares.

                  As discussed in Note 9, the Company had raised a total of $5,000,000 through March 4, 2004. For the amounts raised, the Company issued 13,513,596 shares of common stock plus Class A and Class B warrants.

                  On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 to 80,000,000 effective as of March 3, 2004.

                  PREFERRED STOCK

                  InforMedix Holdings, Inc. also has authorized 9,000,000 shares of preferred stock (4,500,000 following the reverse stock split) which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of March 31, 2004.

                  MANDATORILY REDEEMABLE COMMON STOCK

                  On August 20, 1999, a Stock Purchase Agreement with Advantor was signed providing for the issuance of 15,000 shares (post-split) of common stock to Advantor for cash , research and development and manufacturing services. On August 23, 1999, in accordance with the agreement Advantor purchased 5,000 shares (post-split) of common stock at fair value for cash of $100,000. The remaining 10,000 shares (post-split) were to be issued in blocks of 2,000 shares (post-split) for every 100 inventory units produced by Advantor. In the event that the Company was not publicly traded by December 31, 2004, the Company was obligated upon written notice by Advantor, to repurchase any stock issued of the 15,000 shares (post-split) at the highest price the Company had sold any of its stock within 12 months of Advantor's notice to repurchase.

                  MANDATORILY REDEEMABLE COMMON STOCK (CONTINUED)

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

NOTE 11- COMMITMENTS AND CONTINGENCIES

                  EMPLOYMENT AGREEMENTS

                  The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the three months ended March 31, 2004 and 2003, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

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

                  CONSULTING AGREEMENTS (CONTINUED)

                  On August 14, 2003, the Company entered into a consulting agreement with Meyers Associates, L.P. for a term of three years. Meyers Associates, L.P. is providing services related to corporate finance and other financial service matters. For these services, Meyers Associates, L.P. will be paid $2,500 per month to $7,500 per month depending on the dollar amount of the equity financing completed by the placement agent. The minimum raise for Meyers Associates, L.P. to receive payment from the Company was $1,000,000 ($2,500 per month) and the maximum is $3,000,000 ($7,500 per month). The Company exceeded the $3,000,000 raise level in 2004, and is currently paying $7,500 per month to Meyers Associates, or $22,500 for the three months ended March 31, 2004.

                  The Company is party to other consulting agreements with various third-parties for the development of the software and production of the monitors.

NOTE 12- GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the three months ended March 31, 2004 as well as for the years ended December 31, 2003 and 2002. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management believes that the Company's capital requirements will depend on many factors including the success of the Company's sales efforts. During 2003 the Company retained an investment banker, Meyers Associates, L.P. ("Meyers"), to assist the Company in raising capital. Meyers had raised a total of $5,000,000 through March 4, 2004. The proceeds of this raise will be used to accelerate the Company's sales and marketing, business development, and other corporate activities.

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

                  The Company entered into the merger with Hunapu and became publicly traded anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to its Med-e Monitor System, and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-e Monitor product and generated sales in 2004.

                  With the completion of the private placement of $5,000,000 the Company has intensified their efforts in the development and production of their product. Additionally, with the increased cash flow from operations, the Company believes that it will not rely as heavily upon the issuance of common stock as consideration for compensation and services rendered. In the past few years, the stock issuances for services and compensation had contributed to the large deficits.

                  As of April 30, 2004 a number of pharmaceutical/health care companies had accepted delivery of production quality Med-eMonitor devices on a pilot test basis to be evaluated for use in clinical drug trial and disease management applications. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

COMPANY HAS EMERGED FROM DEVELOPMENT STAGE

         InforMedix was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises " for all previously filed financial statements. InforMedix had devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It had sold Med-e Monitors to academic centers to complete grant-funded clinical research on a limited basis, and recently completed the design of its product and initiated the first run of scalable manufacturing in preparation for expansion of sales activities. The Company generated its first sale of its scalable manufactured Med-eMonitor System in the first quarter on 2004 and has consequently emerged from its development stage.

PRINCIPLES OF CONSOLIDATION

         InforMedix's condensed financial statements include the accounts of InforMedix Holdings, Inc. and its subsidiary for the quarter ended March 31, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The March 31, 2002 figures represent InforMedix, Inc. only, prior to the acquisition by Hunapu, Inc.

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

INTELLECTUAL PROPERTY ASSETS

         InforMedix owns 15 issued U.S. and Foreign patents and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at March 31, 2003.

INTERNAL USE SOFTWARE COSTS

         Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the quarters ended [March 31, 2004 and March 31, 2003] have been expensed as research and development expense.

START-UP COSTS

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," InforMedix expenses all costs incurred in connection with the start-up and organization of InforMedix.

RESEARCH AND DEVELOPMENT

         Research and development costs are related primarily to InforMedix obtaining its 15 issued U.S. and Foreign patents and 12 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-e Monitor devices, communications connectively between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

INCOME TAXES

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the quarters ended March 31, 2004 and 2003, respectively.

ADVERTISING

         Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $29,181 and $-0- for the quarters ended March 31, 2004 and 2003, respectively.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                                   March 31,          March 31,
                                                                     2004               2003

                       Net Loss                                  $   (647,677)     $   (235,109)
                                                                 ------------      ------------

                  Weighted-average common shares
                    outstanding (Basic)                            19,613,855         9,165,585

                  Weighted-average common stock equivalents:

                        Stock options                                      --                --
                        Warrants                                           --                --
                                                                 ------------      ------------

                  Weighted-average common shares
                      outstanding (Diluted)                        19,613,855         9,165,585
                                                                 ============      ============

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

RESULTS OF OPERATIONS

For the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003.

         The Company recognized $16,000 in revenues from the sale of its Med-eMonitorTM System for the quarter ended March 31, 2004. This represents the first revenues generated since the completion of the first generation product. As such, the Company has now emerged from its development stage. The Company did not recognize sales revenue for the corresponding quarter ended March 31, 2003. The product was still in the development stage during that time period, and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of HEART & LUNG, and the September 2003 issue of the DRUG INFORMATION JOURNAL (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through March 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitorTM System in schizophrenia and congestive heart failure, respectively.

         Information gathered from the use of the Med-eMonitorTM units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

         Compensation expense for the quarter ended March 31, 2004 of $223,011increased by $143,721 (181%) compared to $79,290 for the prior year. The increase resulted from the Company hiring its CFO and General Counsel and Vice President for Sales and Marketing and other administrative personnel to support operations. Previously, despite limited cash, the Company was able to recruit and retain key executives primarily through the issuance of stock options in lieu of cash compensation.

         Selling, general and administrative expenses for the quarter ended March 31, 2004 of $330,182 increased by $244,109 (284%) compared to $86,073 for the prior year. The increase resulted primarily from increased sales and marketing expense, professional fees as a result of being a public company, consulting fees and printing charges associated with SEC filings, and increased insurance expense. In January 2004, certain vendors agreed to receive partial compensation in the form of stock.

         Research and Development expenses for the quarter ended March 31, 2003 of $104,430 increased by $63,141 (153%) compared to $41,289 for the prior year due to testing and validation of software development work related to the first generation of the Med-eMonitorTM system, and next generation database development. In January 2004, certain vendors assisting with research and development agreed to receive partial compensation in the form of stock.

         Depreciation and Amortization expense decreased for the quarter ended March 31, 2004 when compared to the prior year by $3,111 to $4,361. This decrease resulted primarily from the disposition of certain computer equipment in 2003.

         Interest expense paid decreased by 81% from $21,206 for the quarter ended March 31, 2003 to $4,106 for the quarter ended March 31, 2004. This decrease resulted primarily from the reduction in Notes Payable from $841,596 as at March 31, 2003, to $197,128 as at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company does not have an operating line of credit from a financial institution and consequently relied on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitorTM units. The Company had monies on deposit of $1,698,350 at March 31, 2004 as compared with $131 at March 31, 2003.

         In March 2003, the Company completed its raise of $5,000,000, through a private placement offering pursuant to a Placement Agent Agreement entered into with an investment banking firm, Meyers Associates, L.P. Pursuant to the Private Placement Memorandum, the Company offered and sold maximum of $5,000,000 of its securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common

Stock issued, the Company also issued one Class AWarrant and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On December 2, 2003, December 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450, $1,205,000 and $1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. As of February 9, 2004, the Company had sold and issued $3,950,450 of units. The Equity Offering was terminated and the entire $5 million of units subscribed for, however, $1,049,550 was held by the escrow agent until the Company's Charter Amendment was declared effective on March 3, 2004. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.28 per share. In addition, the placement agent received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until December 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

         The Company has used a portion of the proceeds from the offering to substantially reduce its debt burden. As a result, the total liabilities of the Company have been reduced to $589,284 as of March 31, 2004. Of this amount, the Company has an [agreement] to pay to one vendor $110,000 in the form of stock and will not require the use of cash.

         In February 2003, the Company had borrowed $60,000 in the aggregate from several board members and a principal of its investment-banking firm. Interest on each note accrued at a rate of 12% per annum. These notes matured on December 7, 2003 and were subsequently converted into shares of Common Stock in March 2004. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

         In April 2003, the Company had borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This note matured on December 7, 2003 and was repaid with $60,250 of interest. The note had provisions for the issuance of 800,000 stock warrants (post-split), which were replaced by 250,000 warrants exercisable at $1.50 per share. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The $375,000 was converted into units in the Company's private placement in December 2003 at the Equity Offering price of $.37 per unit. This Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000 which was repaid in December 2003. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

         In June 2003, the Company had borrowed $20,000 from its then investment bankers and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 8% per annum. This note has since been repaid and the lien has been released. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

         In July 2003, the Company had borrowed $41,400 in the aggregate from its then investment bankers and other related parties. Interest on the notes accrued at a rate of 8% per annum. These notes matured on January 31, 2004, or the date the Company successfully raised equity financing of $500,000. These notes have been repaid. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

         The Company had entered into six promissory notes dated August 31, 2003 and September 10, 2003 with private and institutional individuals obtained through the Company's investment banker Meyers Associates, L.P. . These individuals loaned $400,000 collectively to the Company in notes that matured on August 31, 2004. The notes accrued interest at a rate of 10% per annum. Aggregate interest of $11,480 was paid by the Company on these notes prior to their maturity. An aggregate of $300,000 principal amount of these notes were converted into units of the Company's private placement described above and $100,000 principal amount was repaid from proceeds of the private placement. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

         In November 2002, the Company raised $350,000 pursuant to a loan agreement with Private Investors Equity, LLC. The net proceeds were used for working capital and to complete product development. Under the agreement, the Company issued a convertible secured promissory note bearing interest at 12% per annum, payable at maturity on May 3, 2003, and issued warrants to purchase 350,000 shares of common stock at an exercise price of $3.00 per share, expiring on November 4, 2007. This Note repaid in full. These securities were sold pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act.

         In furtherance of its objective to become a publicly traded company, the Company completed its merger into Hunapu Inc., a Rule 419 public shell, in May 2003, pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 8, 2003, as supplemented.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $(647,677) for the quarter ended March 31, 2004, and $(235,109) for the quarter ended March 31, 2003.

         The Company had working capital of $1,241,305 at March 31, 2004, which produced a current ratio of 3.1 to 1.0. At March 31, 2003, working capital was negative $(943,927) and the current ratio was 0.18 to 1.0. We have funded the business throughout the development stage primarily through research grants, equity and convertible debt investments from accredited investors, short-term borrowing and most recently equity financing. We believe we can achieve significant sales in 2004 and reach break-even operations by 2005, although there can be no assurance of same, at which time we would be able to fund operations from positive cash flows.

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

         We recently signed an agreement with a privately held disease management company. If this company is satisfied with the demo units, it said that it would introduce the Med-eMonitor into its care management plan. The Company has received letters of support from four pharmaceutical manufacturers and contract research organizations (CROs), endorsing the value of the Med-eMonitor System for clinical trials and disease management applications, and the Company has been actively traveling to promote sales in the past two months. InforMedix has been recommended to another pharmaceutical company by one of the largest global CROs to use Med-eMonitor in a clinical trial to be managed by that CRO; [is about to] initiate a pilot trial with an important drug of one of the five largest pharmaceutical companies, and has received a letter of support from that pharmaceutical company, and has been asked for Med-eMonitorTM demonstration units to test and validate the units for disease management purposes by a large, publicly traded disease management company.

         InforMedix has taken delivery of 250 next generation Med-eMonitorTM units from its outsourced manufacturer. Furthermore, InforMedix has shipped units to three potential customers for testing purposes. In addition, a prominent academic research institution has prepared a grant application to be submitted to the National Institutes of Health ("NIH") to use Med-eMonitorTM units in research studies in diabetes patients.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We currently are not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

During the quarter ended March 31, 2004, the Company, through its Placement Agent, Meyers Associates, L.P., completed its offering of $5,000,000 of units to an aggregate of 81 accredited investors pursuant to a private placement under

Rule 506 of Regulation D under the Securities Act of 1933, as amended. Each unit was offered at a price of $50,000 per unit and consisted of 135,136 shares of common stock, 135,136 Class A Warrants to purchase 135,136 shares of common stock at an exercise price of $.44 per share and 135,136 Class B warrants to purchase 67,568 shares of common stock at an exercise price of $.28 per share. The warrants are exercisable for five years. Meyers Associates received a sales commission of $500,000, a $150,000 non-accountable expense allowance and warrants to purchase 30 units at an exercise price of $50,000 per unit as compensation for the private placement.

The issuance of the units and shares upon conversion of the warrants did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

In March 2004, following the our Charter Amendment to increase our authorized common stock to 80 million shares we issued an aggregate of 644,361 shares of common stock in exchange for consulting services performed, an outstanding note payable, research and development services already performed, advisory board services performed on behalf of the Company and legal services performed for the Company. In addition, we issued an aggregate of 224,383 shares of Common Stock, 224,383 Class A Warrants to purchase 224,383 Class B Warrants to purchase 112,192 shares of Common Stock in connection with the conversion of various notes payable.

The issuance of these shares, warrants and shares upon conversion of the warrants did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of Section 4(2) of the Act.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 21, 2004, our Board of Directors unanimously approved an amendment to our Articles of Incorporation to increase the number of shares of authorized common stock from 20,000,000 shares to 80,000,000 shares. By written action taken as of January 27, 2004, our officers and directors, who held approximately 12.8% of our outstanding shares of common stock, and other principal stockholders, who collectively owned approximately 38.0% of our outstanding shares of common stock consented to the amendment to our Articles of Incorporation as well as to the execution and filing of all necessary documentation to evidence and effectuate the increase in the number of shares of authorized common stock. On January 28, 2004, we filed a preliminary Information Statement with the SEC to amend our charter to increase the number of authorized shares of common stock from 20,000,000 shares to 80,000,000 shares. On February 9, 2004, we filed the final Information Statement. The charter amendment became effective on March 3, 2004.

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

Dated: May 17, 2004             INFORMEDIX HOLDINGS, INC.


                                 By:    /s/  Bruce A. Kehr
                                       ----------------------------------------
                                        Bruce A. Kehr, Chief Executive Officer
                                        (Principal executive officer)


                                 By:   /s/   Arthur Healey
                                       ----------------------------------------
                                        Arthur Healey, Chief Financial Officer
                                        (Principal financial officer)

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

                                  EXHIBIT INDEX

         Exhibit
         Number   Description

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