Form 10QSB
period 2004-06-30
INFORMEDIX HOLDINGS INC
filed 2004-08-13
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2004

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 23,537,836 shares of the registrant's common stock, par value $.001 per share, outstanding as of July 30, 2004.

Transitional Small Business Disclosure Format (Check One): Yes:        No:  X
                                                              -----       -----

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           PERIOD ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited).... 3
   Condensed Consolidated Statements of Operations for the Six Months
     and Three Months Ended June 30, 2004 and 2003 (Unaudited)............. 4
   Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2004 and 2003 (Unaudited).............................. 5
   Notes to Condensed Consolidated Financial Statements (Unaudited)........ 6-27
Item 2.  Management's Discussion and Analysis or Plan of Operation......... 28
Item 3.  Controls and Procedures........................................... 36

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................. 37
Item 2.  Changes in Securities............................................. 37
Item 3.  Defaults Upon Senior Securities................................... 37
Item 4.  Submission of Matters to a Vote of Security Holders............... 37
Item 5.  Other Information................................................. 37
Item 6.  Exhibits and Reports on Form 8-K.................................. 38

SIGNATURES................................................................. 39
EXHIBIT INDEX.............................................................. 40

PART I

Item I Financial Statements


                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                  (UNAUDITED)


                                     ASSETS


Current Assets:
  Cash and cash equivalents                                        $    826,837
  Accounts receivable                                                    15,000
  Inventory                                                             241,373
  Prepaid expenses and other current assets                              60,843
                                                                   ------------

    Total Current Assets                                              1,144,053
                                                                   ------------

  Fixed assets, net of depreciation                                      69,728
                                                                   ------------

TOTAL ASSETS                                                       $  1,213,781
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Current Liabilities:
  Current portion of note payable - bank                           $     74,375
  Current portion of obligations under capital lease                     28,561
  Accounts payable and accrued expenses                                 255,557
  Liability for stock to be issued                                       10,000
                                                                   ------------

      Total Current Liabilities                                         368,493
                                                                   ------------

      Total Liabilities                                                 368,493
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 Par Value; 4,500,000
    shares authorized
    0 shares issued and outstanding                                          --
  Common stock, $.001 Par Value; 80,000,000 shares
   authorized 23,517,936 shares issued and outstanding                   23,518
  Additional paid-in capital                                         16,135,881
  Accumulated deficit                                               (15,314,111)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                              845,288
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  1,213,781
                                                                   ============



          The accompanying notes are an integral part of the condensed consolidated financial statements.


                                           INFORMEDIX HOLDINGS, INC.
                                            (FORMERLY HUNAPU INC.)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                                  (UNAUDITED)



                                                        SIX MONTHS ENDED               THREE MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
OPERATING REVENUES
  Sales                                           $     16,000    $         --    $         --    $         --

COST OF SALES                                               --              --              --              --
                                                  ------------    ------------    ------------    ------------
GROSS PROFIT (LOSS)                                     16,000              --              --              --
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Compensation expense                                448,682         246,294         225,671         167,004
   Research and development                            235,914         104,968         131,484          63,679
   Selling, general and administrative expenses        675,088         326,251         344,908         240,178
   Depreciation and amortization                         7,914          14,944           3,552           7,472
                                                  ------------    ------------    ------------    ------------
       Total Operating Expenses                      1,367,598         692,457         705,615         478,333
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (1,351,598)       (692,457)       (705,615)       (478,333)

OTHER INCOME (EXPENSE)
   Interest income                                       4,906             221           2,493              --
   Interest expense                                     (7,057)        (54,584)         (2,951)        (33,378)
                                                  ------------    ------------    ------------    ------------
       Total Other Income (Expense)                     (2,151)        (54,363)           (458)        (33,378)
                                                  ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES        $ (1,353,749)   $   (746,820)   $   (706,073)   $   (511,711)
Provision for Income Taxes                                  --              --              --              --
                                                  ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES              $ (1,353,749)   $   (746,820)   $   (706,073)   $   (511,711)
                                                  ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES             $   (0.06338)   $   (0.08148)   $   (0.03056)   $   (0.05583)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              21,357,675       9,165,585      23,106,478       9,165,585
                                                  ============    ============    ============    ============


       The accompanying notes are an integral part of the condensed consolidated financial statements.



                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                        2004           2003
                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $(1,353,749)   $  (746,820)
                                                    -----------    -----------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation and amortization                        7,914         14,944
     Common stock issues for compensation,
       services and interest                            172,083             --

  Changes in assets and liabilities
     (Increase) in accounts receivable                  (15,000)            --
     (Increase) in inventory                           (138,173)      (103,200)
     (Increase) decrease in prepaid expenses
       and other assets                                 (56,433)        42,620
     (Decrease) in amounts due escrow agent            (126,000)            --
     Increase in accounts payable and
       and accrued expenses                              84,981        289,797
                                                    -----------    -----------
     Total adjustments                                  (70,628)       244,161
                                                    -----------    -----------

     Net cash (used in) operating activities         (1,424,377)      (502,659)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                         (58,959)            --
                                                    -----------    -----------

      Net cash (used in) investing activities           (58,959)            --
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances              1,913,024             --
    Proceeds from note payables - other                      --        835,000
    Payments of notes payable                           (61,319)      (383,056)
                                                    -----------    -----------

       Net cash provided by financing activities      1,851,705        451,944
                                                    -----------    -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                           368,369        (50,715)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                 458,468         59,579
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   826,837    $     8,864
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                $     2,680    $    42,236
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for compensation,
      services and interest                         $   172,083    $        --
                                                    ===========    ===========

   Conversion of notes payable to common stock      $    84,400    $   225,000
                                                    ===========    ===========

   Conversion of accounts payable to common stock   $    15,000    $    18,851
                                                    ===========    ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


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

          Pursuant to the Agreement, Hunapu acquired InforMedix Acquisition Corp., subject to specified conditions and terms set forth in the
          Agreement.  The  consideration  paid by Hunapu for its  acquisition of
          InforMedix Acquisition Corp. consisted of the issuance of 7,451,000 shares of Hunapu common stock, inclusive of 112,500 shares that were issued to InforMedix debt holders in conversion of their notes to equity, for the net assets of InforMedix Acquisition Corp. Simultaneously, with the acquisition of the issuance of the 7,451,000 shares of stock, Hunapu cancelled 5,545,000 shares of stock issued to their chief executive officer.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


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

          InforMedix Holdings, Inc. stockholders also approved the authorization of 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

         On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003. All share and per share data in this report give retroactive effect to the stock split.

          InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. ("InforMedix") which was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-eMonitor SystemsTM. Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-e Monitor System to academic research centers, recently raised $5 million in a private placement of equity financing to increase business development and sales and marketing activities. As such, InforMedix prior to 2004, was in the development stage. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------
          (CONTINUED)

          InforMedix's stockholders upon the merger received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix's stock. Acquisition Corp., other than the share exchange with InforMedix and the issuance of 2,350,000 shares of its stock to founders of the company had no operations since inception. The merger became effective on August 22, 2002. InforMedix is the only operational segment of Acquisition Corp.

          On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 shares to 80,000,000 shares, and this was effective on March 3, 2004.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          DEVELOPMENT STAGE COMPANY

          The Company was a development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises ". The Company had devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It has sold Med-e Monitor Systems to academic centers to complete grant-funded clinical research, and has recently completed the initial manufacture of its product in preparation for expansion of sales activities. The Company generated sales in the first fiscal quarter of 2004, and consequently has emerged from the development stage.

          PRINCIPLES OF CONSOLIDATION

          The condensed consolidated financial statements include the accounts of InforMedix and its subsidiary for the six months ended June 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. The June 30, 2003 figures represent InforMedix only, prior to the acquisition by Acquisition Corp.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)


          INTELLECTUAL PROPERTY ASSETS

          The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at June 30, 2004.

          INTERNAL USE SOFTWARE COSTS

          Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six months ended June 30, 2004 and 2003 have been expensed as research and development.

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)


          RESEARCH AND DEVELOPMENT

          Research and development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-eMonitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor devices, communications connectivity between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

          INCOME TAXES

          The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six months ended June 30, 2004 and 2003, respectively.

          ADVERTISING

          Costs  of   advertising   and  marketing  are  expensed  as  incurred.
          Advertising and marketing costs were $140,208 and $0 for the six months ended June 30, 2004 and 2003, respectively.

          RECLASSIFICATIONS

          Certain amounts in the 2003 condensed consolidated financial statements were reclassified to conform to the 2004 presentation. The reclassifications in 2003 resulted in no changes to the accumulated deficits.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)


          EARNINGS (LOSS) PER SHARE OF COMMON STOCK

          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                     JUNE 30,         JUNE 30,
                                                       2004             2003
                                                   -----------      -----------

          Net Loss                                 ($1,353,749)       ($746,820)
                                                   -----------      -----------
          Weighted-average common shares
            outstanding (Basic)                     21,357,675        9,165,585

          Weighted-average common
             stock equivalents:
             Stock options                                  --               --
             Warrants                                       --               --
                                                   -----------      -----------
          Weighted-average common shares
            outstanding (Diluted)                   21,357,675        9,165,585
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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          (CONTINUED)


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

          INVENTORY

          Inventory consists of Med-eMonitor units that have been developed or are in process. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


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

NOTE 3-   FIXED ASSETS
          ------------

          Fixed assets consist of the following at June 30, 2004:


          Office and manufacturing equipment       $    38,456
          Computer equipment and software               97,830
          Equipment under capital leases                45,622
                                                   -----------
                                                       181,908
          Less:  accumulated depreciation              112,180
                                                   -----------
          Net book value                           $    69,728
                                                   ===========

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 3-   FIXED ASSETS
          ------------
          (CONTINUED)


          Depreciation expense for the six months ended June 30, 2004 and 2003 was $7,914 and $14,944, respectively. Included in that amount is $3,948 and $3,948, of amortization expense of equipment under capital leases for the six months ended June 30, 2004 and 2003, respectively.

NOTE 4-   NOTE PAYABLE - BANK
          -------------------

          The Company entered into a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. The Company commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and the Company was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001, whereby the Company was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The Company commenced repayment of the principal balance on the loan on August 2, 2002. The unpaid balance on the note payable at June 30, 2004, was $74,375. Of this amount the entire amount is reflected as current maturities at June 30, 2004, due to the amount being due on November 30, 2004, the date to which the note was extended to.

          The note is personally guaranteed and partially collateralized by certain officers and founders of the Company. For signing personally on the note, the officers were issued shares of stock.

          Interest expense pertaining to this note was $2,678 and $18,000 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 5-   NOTES PAYABLE - OTHER
          ---------------------

          In August 2002, the Company entered into a Promissory Note with its CEO in the amount of $25,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest together with this note was converted into stock at the time of the merger.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 5-   NOTES PAYABLE - OTHER
          ---------------------
          (CONTINUED)


          In August 2002, the Company entered into a Promissory Note with its Investment Banker, Rockwell Capital Partners LLC, in the amount of $50,000. The Promissory Note bore interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. Additionally, Rockwell, on the Company's behalf, funded $100,000 to an investor relations firm as a prepayment for investor relation services, which was written off in 2003, as this company never provided services for the Company and was reported as defunct.

          On August 14, 2002, the $50,000 Rockwell note was converted upon the issuance of 2,350,000 shares of Acquisition Corp. The stock was issued at just above par value, and was issued as founders' stock. The $100,000 and all accrued interest was converted into stock at the time of the merger.

          In August 2002, the Company, entered into a Promissory Note with American United Global, Inc. ("AUGI") in the amount of $100,000. The Promissory Note bore interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest along with the note was converted into stock at the time of the merger.

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

          On February 1, 2003, June 12, 2003, and July 24, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $20,000 for a total of $104,400 all due and payable at interest rates ranging from 8% to12% in December 2003 through January 2004. Of these amounts due, $84,400 plus accrued interest was converted into equity. The remaining $20,000 was repaid as of June 30, 2004.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 5 -  NOTES PAYABLE - OTHER
          ---------------------
          (CONTINUED)


          The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003, collateralized by a perfected first lien on the Company's intellectual property in the event of default. Proceeds of this note were used to repay the PIE debt and some other existing debt as well as fees and related costs to complete the merger. Interest was being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants , which have not been exercised as of December 31, 2003. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The Company in its second phase of equity financing on December 19, 2003, eclipsed the $2 million dollar plateau. This loan was collateralized by a first lien on the Company's patents. As part of the agreement, the lender was issued 800,000 warrants exercisable at $3.00 per share for a five-year period. The Company and the lender agreed to restructure the loan and those 800,000 warrants were replaced by warrants to purchase 250,000 shares of common stock exercisable at $1.50 per share. Upon the closing of the 2nd phase of equity financing, the lender was repaid $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into $375,000 of units as part of the equity financing. When the loan was repaid, the loan agreement and related security interest was terminated. The lender also received warrants to purchase 150,000 shares of common stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

          The Company entered into six promissory notes dated August 31, 2003 and September 10, 2003 with individuals obtained through the Company's investment banker Meyers Associates, L.P. These individuals loaned $400,000 collectively to the Company in notes that were to mature on August 31, 2004. The notes accrued interest at a rate of 10% annually. These amounts funded were part of the financing that Meyers Associates, L.P. raised for the Company. Of the $400,000 loaned to InforMedix, the Company repaid $100,000 and converted into equity the remaining $300,000 of notes payable in the first phase of equity financing completed on December 2, 2003.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 6 -  OBLIGATIONS UNDER CAPITAL LEASE
          -------------------------------

          The Company is the lessee of computer and other equipment under capital leases. These leases are personally guaranteed by a shareholder of InforMedix, for which he previously received shares of stock. The Company has not made any payments on these leases in 2004.

          The Company has classified all lease payments as a current liability.

NOTE 7 -  OPERATING LEASE
          ---------------

          During 2000, the Company entered into a lease for office space commencing February 1, 2000 through January 31, 2002 including escalation of payments. After January 31, 2002, the Company was on a month-to-month lease at its offices. On lease inception, the Company issued 500 shares of common stock to the lessor that has been valued at the fair market value of $20 per share resulting in a charge to operations of $10,000. Effective March 2003, the landlord sold the building the Company is located in and, at that time, the Company signed a one year lease agreement for $2,294 per month. The Company extended this lease in March 2004 for another year.


NOTE 8 -  PROVISION FOR INCOME TAXES
          --------------------------

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

          At June 30, 2004, deferred tax assets consist of the following:


          Net operating loss carryforwards         $ 5,053,657
          Less:  valuation allowance                (5,053,657)
                                                   -----------
                                                   $    -0-
                                                   ===========

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 8 -  PROVISION FOR INCOME TAXES
          --------------------------
         (CONTINUED)


          At June 30, 2004, the Company had accumulated deficits in the approximate amount of $15,314,111, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9 -  EQUITY FINANCING
          ----------------

          The Company issued a private placement memorandum (PPM) on October 20, 2003 for a maximum $5,000,000 raise consisting of units costing $50,000 each (100 units). The Company through its placement agent, Meyers Associates, L.P. was successful in completing the full subscription amount of $5,000,000.

          For an investment in the Company, the investor received common shares of the Company at $.37 per share, Class A Warrants exercisable into one share of common stock at an exercise price of $.44 per share, and Class B Warrants exercisable into one-half share of common stock at an exercise price of $.28 . For each $50,000 investment, the investor received 135,136 shares of common stock, 135,136 Class A Warrants and 135,136 Class B Warrants.

          As of March 4, 2004, the Company received $5,000,000 in gross proceeds in four separate closings.

          The equity is being used by the Company to fund additional product development and the national sales and marketing of the Med-eMonitor System.

NOTE 10 - STOCKHOLDERS' (DEFICIT)
          ----------------------

          COMMON STOCK

          As of June 30, 2004, the Company has 80,000,000 shares of common stock authorized and 23,517,936 shares issued and outstanding.

          Upon the merger into Hunapu, the Company had 20,000,000 shares of common stock authorized. Prior to the merger of Hunapu and the Company, there were 7,250,000 shares outstanding in Hunapu of which 5,545,000 were cancelled for a new total number of 1,705,000 shares. Then, the merger transaction resulted in the issuance of 7,451,000 Hunapu shares to InforMedix shareholders to acquire the net assets of InforMedix Acquisition Corp. This brought the total issued and outstanding shares to 9,156,000 shares.

          The Company issued 9,596 additional shares for accrued interest on notes payable in the quarter ended June 30, 2003.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 10 - STOCKHOLDERS' (DEFICIT)
          ----------------------
          (CONTINUED)

          COMMON STOCK (CONTINUED)

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

          During the quarter ended March 31, 2004, the Company issued 6,468,023 shares of stock. Of this amount, 6,093,412 shares were issued in the Company's equity raise, and 374,611 shares for services and compensation valued at $113,014.

          During the quarter ended June 30, 2004, the Company issued 494,133 shares of common stock for services and and in conversion of payables valued at $74,069.

          PREFERRED STOCK

          InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of June 30, 2004.

          MANDATORILY REDEEMABLE COMMON STOCK

          On August 20, 1999, a Stock Purchase Agreement with Advantor was signed providing for the issuance of 15,000 shares of common stock to Advantor for cash , research and development and manufacturing services. On August 23, 1999, in accordance with the agreement Advantor purchased 5,000 shares of common stock at fair value for cash of $100,000.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 10 - STOCKHOLDERS' (DEFICIT)
          ----------------------
          (CONTINUED)


          MANDATORILY REDEEMABLE COMMON STOCK (CONTINUED)

          The remaining 10,000 shares were to be issued in blocks of 2,000 shares for every 100 inventory units produced by Advantor. In the event that the Company was not publicly traded by December 31, 2004, the Company was obligated upon written notice by Advantor, to repurchase any stock issued of the 15,000 shares at the highest price the Company had sold any of its stock within 12 months of Advantor's notice to repurchase.

          Through August 7, 2002, 86 Med-eMonitor units had been completed and no additional shares had been granted. To recognize the 86 units produced, the fair value of $34,400 has been credited to accounts payable with the offsetting entry to cost of sales.

          Upon the merger, and the Company becoming publicly traded, the mandatorily redeemable common stock was converted into common stock and as per the agreement none of the 5,000 issued shares will need to be repurchased by the Company.

          On November 3, 2003, Advantor agreed in writing to convert all of its remaining outstanding payables into InforMedix common stock, and released the Company from any further liabilities. The conversion value of these shares is reflected in the liability for stock to be issued. The stock was issued during the six months ended June 30, 2004.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
          -----------------------------

          EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the six months ended June 30, 2004 and 2003, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES
          -----------------------------
          (CONTINUED)

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

          The Company on August 14, 2003 entered into a consulting agreement with Meyers Associates, L.P. for a term of three years. Meyers Associates, L.P. will provide services related to corporate finance and other financial service matters. For these services, Meyers Associates, L.P. will be paid $7,500 per month. The Company is party to other consulting agreements with various third-parties for the development of the software and production of the monitors.

NOTE 12 - GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the six months ended June 30, 2004 as well as for the years ended December 31, 2003 and 2002. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 12 - GOING CONCERN
          -------------
          (CONTINUED)

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

          The Company entered into the merger with Hunapu and became publicly traded anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to its Med-eMonitor System, and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-e Monitor product and generated sales in 2004.

          With the completion of the private placement of $5,000,000 the Company has intensified its efforts in the development and production of its product. Additionally, with the increased cash flow from operations, the Company believes that it will not rely as heavily upon the issuance of common stock as consideration for compensation and services rendered. In the past few years, the stock issuances for services and compensation had contributed to the large deficits.

          As of June 30, 2004 a number of pharmaceutical/health care companies had accepted delivery of production quality Med-eMonitor devices on a pilot test basis to be evaluated for use in clinical drug trial and disease management applications. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2004 AND 2003 (UNAUDITED)


NOTE 13 - PATENTS
          -------

          The Company has been successful in securing 15 issued U.S. and Foreign patents pertaining to devices and methods to prompt and record patient information, including the Med-eMonitor System. The Company believes, as a result of an independent valuation of its patents, that it owns the "pioneer" patent portfolio in medication compliance and patient monitoring, as its patents have been cited as prior art in over 154 issued patents. In addition, there are 14 pending U.S. and Foreign patents. The cost in obtaining these patents has been expensed as a research and development expense by the Company in the year that the costs pertained to in accordance with SOP 98-1.

                         PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Reverse Acquisition

         Founded in 1997, InforMedix has developed and integrated a portable patient-interactive monitoring device, hardware, software and network communications system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor(TM) System leverages InforMedix's strong intellectual property with 15 patents issued and 14 patents pending.

         In May 2003, Hunapu, Inc. completed its merger with InforMedix Acquisition Corp. and subsequently changed its name to InforMedix Holdings, Inc. InforMedix Holdings, Inc.'s sole material asset is its 100% interest in InforMedix, Inc.

         For accounting purposes, this transaction is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former stockholders of InforMedix owned a majority of the outstanding common stock of Hunapu after the acquisition. Accordingly, the combination of InforMedix with Hunapu has been recorded as a recapitalization of InforMedix, pursuant to which InforMedix is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of InforMedix. Upon the completion of the reverse acquisition, InforMedix continued to operate as a wholly-owned subsidiary of InforMedix Holdings, Inc.

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

COMPANY HAS EMERGED FROM DEVELOPMENT STAGE

         InforMedix was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises " for all previously filed financial statements. InforMedix had devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It had sold Med-e Monitors to academic centers to complete grant-funded clinical research on a limited basis, and recently completed the design of its product and initiated the first run of scalable manufacturing in preparation for expansion of sales activities. The Company generated its first sale of its scalable manufactured Med-eMonitor System in the first quarter of 2004 and has consequently emerged from the development stage.

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

INTELLECTUAL PROPERTY ASSETS

         InforMedix owns 15 issued U.S. and Foreign patents and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at June 30, 2004.

INTERNAL USE SOFTWARE COSTS

         Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the periods ended June 30, 2004 and June 30, 2003 have been expensed as research and development expense.


START-UP COSTS

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," InforMedix expenses all costs incurred in connection with the start-up and organization of InforMedix.

RESEARCH AND DEVELOPMENT

         Research and development costs are related primarily to InforMedix obtaining its 15 issued U.S. and Foreign patents and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-e Monitor devices, communications connectively between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

INCOME TAXES

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the quarters ended June 30, 2004 and 2003, respectively.

ADVERTISING

         Costs  of   advertising   and   marketing  are  expensed  as  incurred.
Advertising and marketing costs were $170,342 and $-0- for the six months ended June 30, 2004 and 2003, respectively.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                     JUNE 30,         JUNE 30,
                                                       2004             2003
                                                   -----------      -----------
     Net Loss                                      ($1,353,749)       ($746,820)
                                                   -----------      -----------
Weighted-average common shares
  outstanding (Basic)                               21,357,675        9,165,585

Weighted-average common stock equivalents:
      Stock options                                         --               --
      Warrants                                              --               --
                                                   -----------      -----------
Weighted-average common shares
    outstanding (Diluted)                           21,357,675        9,165,585
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

RESULTS OF OPERATIONS

For the six month ended June 30, 2004, compared to the six months ended June 30, 2003.

         The Company recognized $16,000 in revenues from the sale of its Med-eMonitorTM System for the quarter ended March 31, 2004, as well as the six months ended June 30, 2004. This represents the first revenues generated since the completion of the first generation product. As such, the Company has now emerged from its development stage. The Company did not recognize sales revenue for the corresponding period ended June 30, 2003. The product was still in the development stage during that time period, and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through March 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitorTM System in schizophrenia and congestive heart failure, respectively.

         Information gathered from the use of the Med-eMonitorTM units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

         Compensation expense for the six months ended June 30, 2004 of $448,682 increased by $202,388 (82%) compared to $246,294 for the prior year. The increase resulted from the Company hiring its CFO and General Counsel and Vice President for Sales and Marketing and other administrative personnel to support operations. Previously, despite limited cash, the Company was able to recruit and retain key executives primarily through the issuance of stock options in lieu of cash compensation.

         Selling, general and administrative expenses for the six months ended June 30, 2004 of $675,088 increased by $348,837 (107%) compared to $326,251 for the prior year. The increase resulted primarily from increased sales and marketing expense, professional fees as a result of being a public company, consulting fees and printing charges associated with SEC filings, and increased insurance expense. In January 2004, certain vendors agreed to receive partial compensation in the form of stock.

         Research and Development expenses for the six months ended June 30, 2004 of $235,914 increased by $130,946, or 124%, compared to $104,968 for the prior year due to testing and validation of software development work related to the first generation of the Med-eMonitorTM system, and next generation database development. In January 2004, certain vendors assisting with research and development agreed to receive partial compensation in the form of stock.

         Depreciation and Amortization expense decreased for the six months ended June 30, 2004 when compared to the prior year by $7,030 to $7,914. This decrease resulted primarily from the disposition of certain computer equipment in 2003.

         Interest expense paid decreased by 87% from $54,584 for the six months ended June 30, 2003 to $7,057 for the six months ended June 30, 2004. This decrease resulted primarily from the reduction in Notes Payable from $1,024,535 as at June 30, 2003, to $74,375 at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company does not have an operating line of credit from a financial institution and consequently relied on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitorTM units. The Company had monies on deposit of $826,837 at June 30, 2004 as compared with $8,264 at June 30, 2003.

         In March 2004, the Company completed its raise of $5,000,000, through a private placement offering pursuant to a Placement Agent Agreement entered into with an investment banking firm, Meyers Associates, L.P. Pursuant to the Private Placement Memorandum, the Company offered and sold maximum of $5,000,000 of its securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common Stock issued, the Company also issued one Class A Warrant and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On December 2, 2003, December 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450, $1,205,000 and $1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.28 per share. In addition, the placement agent received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until December 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

         The Company has used a portion of the proceeds from the offering to substantially reduce its debt burden. As a result, the accounts payable and accrued expenses of the Company have been reduced to $255,557 as of June 30, 2004. Of this amount, the Company has an agreement to satisfy $37,333 in the form of stock and will not require the use of cash.

         In February 2003, the Company had borrowed $60,000 in the aggregate from several board members and a principal of its investment-banking firm. Interest on each note accrued at a rate of 12% per annum. These notes matured on December 7, 2003 and were subsequently converted into shares of Common Stock in March 2004.

         In April 2003, the Company borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This note matured on December 7, 2003 and was repaid with $60,250 of interest. The note had provisions for the issuance of 800,000 stock warrants, which were replaced by 250,000 warrants exercisable at $1.50 per share. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The $375,000 was converted into units in the Company's private placement in December 2003 at the Equity Offering price of $.37 per unit. This Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000 which was repaid in December 2003.

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

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $(706,073) and $(1,353,749) for the three months and six months ended June 30 , 2004, respectively, and $(511,711) and $(746,820) for the three months and six months ended June 30, 2003, respectively.

         The Company had working capital of $775,560 at June 30, 2004, which produced a current ratio of 3.1 to 1.0. At June 30, 2003, working capital was negative $(1,221,045) and the current ratio was 0.16 to 1.0. We have funded the business throughout the development stage primarily through research grants, equity and convertible debt investments from accredited investors, short-term borrowing and most recently equity financing. We believe we can achieve additional sales in 2004 and reach break-even operations by 2006, although there can be no assurance of same, at which time we would be able to fund operations from positive cash flows.

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

         The Med-eMonitor System received outside testing verification and validation by a leading IT validation company, Taratech, that serves a number of major pharmaceutical companies. The Company has brought onto its Scientific Advisory Board a leading academic psychiatrist from the University of Texas, who consults to a number of pharmaceutical companies, and has successfully completed research funded by many federal grants. This scientist has publicly supported the value of the Med-eMonitor System for clinical trials and disease management applications, after having used Med-eMonitor in a pilot study in schizophrenia. He has also applied for an NIH grant to use the Med-eMonitor System, and facilitated introductions to pharmaceutical companies. In addition, the Company has filed two investigator initiated trials (IIT) grant applications with the University of Pennsylvania and Temple University. The Company has been actively traveling to promote sales in the past three months, following the roadmap to sales initiated by its recently hired Vice President of Sales and Marketing. It is also pursuing distribution alliance opportunities in both the clinical trial and disease management markets with more established potential partners in these markets. Informedix successfully completed a pilot trial with an important drug of one of the five largest pharmaceutical companies. The Company's CEO became Chairman of the ePRO (electronic patient reported outcomes) Research Committee, with membership including representatives of the FDA, pharmaceutical manufacturers, and other ePRO vendors. Informedix expanded its intellectual property activities by filing two new provisional patent applications, and by converting two provisional applications to formal utility applications.

         Given the acceleration of the electronics markets resulting in longer lead times for component parts, Informedix has purchased and/or ordered component parts to manufacture an additional 750 Med-eMonitor units to provide inventory for future orders. There are no known trends or uncertainties that will have a material impact on potential revenues.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

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


ITEM 2.  CHANGES IN SECURITIES.

During the six-month period ended June 30, 2004, we issued an aggregate of 644,361 shares of common stock in exchange for consulting services performed, an outstanding note payable, research and development services already performed, advisory board services performed on behalf of the Company and legal services performed for the Company. In addition, we issued an aggregate of 224,383 shares of Common Stock, 224,383 Class A Warrants to purchase 224,383 shares of Common Stock and 224,383 Class B Warrants to purchase 112,192 shares of Common Stock in connection with the conversion of various notes payable.

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

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  --------------------------------------------------------------
         31.1     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K. None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 13, 2004                 INFORMEDIX HOLDINGS, INC.


                                       By: /s/ Bruce A. Kehr
                                         ---------------------------------------
                                         Bruce A. Kehr, Chief Executive Officer
                                         (Principal executive officer)


                                       By: /s/ Arthur Healey
                                         ---------------------------------------
                                         Arthur Healey, Chief Financial Officer
                                         (Principal financial officer)

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER    DESCRIPTION
        -------   --------------------------------------------------------------
         31.1     Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.