Form 10QSB
period 2004-09-30
INFORMEDIX HOLDINGS INC
filed 2004-11-16
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended: SEPTEMBER 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 23,792,593 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 10, 2004.

Transitional Small Business Disclosure Format (Check One):  Yes: [_]     No: [X]

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                         PERIOD ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet as of September 30, 2004 (unaudited) ....................  3
   Condensed Consolidated Statements of Operations for the Nine Months and
   Three Months Ended September 30, 2004 and 2003 (Unaudited)....................................  4
   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2004 and 2003 (Unaudited).......................................................  5
   Notes to Condensed Consolidated Financial Statements (Unaudited)..............................  6
Item 2.  Management's Discussion and Analysis or Plan of Operation............................... 28
Item 3.  Controls and Procedures................................................................. 38

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 38
Item 2.  Changes in Securities................................................................... 38
Item 3.  Defaults Upon Senior Securities......................................................... 38
Item 4.  Submission of Matters to a Vote of Security Holders..................................... 38
Item 5.  Other Information....................................................................... 39
Item 6.  Exhibits and Reports on Form 8-K........................................................ 39

SIGNATURES....................................................................................... 40
EXHIBIT INDEX.................................................................................... 41

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $    346,823
  Accounts receivable                                                    15,000
  Inventory                                                             250,173
  Prepaid expenses and other current assets                              42,518
                                                                   ------------

    Total Current Assets                                                654,514
                                                                   ------------

  Fixed assets, net of depreciation                                      67,351
                                                                   ------------

TOTAL ASSETS                                                       $    721,865
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Current portion of obligations under capital lease               $     28,561
  Accounts payable and accrued expenses                                 235,775
                                                                   ------------

      Total Current Liabilities                                         264,336
                                                                   ------------

      TOTAL LIABILITIES                                                 264,336
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized
    0 shares issued and outstanding                                          --
  Common stock, $.001 Par Value; 80,000,000 shares authorized
    23,792,593 shares issued and outstanding                             23,793
  Additional paid-in capital                                         16,214,601
  Accumulated deficit                                               (15,780,865)
                                                                   ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              457,529
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    721,865
                                                                   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED              THREE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
OPERATING REVENUES
  Sales                                           $     16,000             $ -             $ -             $ -

COST OF SALES                                                -               -               -               -
                                                  ------------    ------------    ------------    ------------

GROSS (LOSS)                                            16,000               -               -               -
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Compensation expense                                639,491         298,656         190,809          52,362
   Research and development                            286,872         187,647          50,958          82,679
   Selling, general and administrative expenses        897,705         725,956         222,795         399,705
   Depreciation and amortization                        10,290          22,625           2,377           7,681
                                                  ------------    ------------    ------------    ------------
       TOTAL OPERATING EXPENSES                      1,834,358       1,234,884         466,939         542,427
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (1,818,358)     (1,234,884)       (466,939)       (542,427)

OTHER INCOME (EXPENSE)
   Interest income                                       6,222             221           1,316               -
   Interest expense                                     (8,367)        (88,466)         (1,310)        (33,882)
                                                  ------------    ------------    ------------    ------------
       TOTAL OTHER INCOME (EXPENSE)                     (2,145)        (88,245)              6         (33,882)
                                                  ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES        $ (1,820,503)   $ (1,323,129)   $   (466,933)   $   (576,309)
PROVISION FOR INCOME TAXES                                   -               -               -               -
                                                  ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES              $ (1,820,503)   $ (1,323,129)   $   (466,933)   $   (576,309)
                                                  ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES             $   (0.08239)   $   (0.14436)   $   (0.01982)   $   (0.06288)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              22,096,638       9,165,585      23,558,500       9,165,585
                                                  ============    ============    ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                     2004           2003
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $(1,820,503)   $(1,323,129)
                                                                  -----------    -----------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation and amortization                                     10,290         22,625
     Common stock issues for compensation,services and interest       195,960              -

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                                (15,000)             -
     (Increase) in inventory                                         (146,973)      (103,200)
     (Increase) decrease in prepaid expenses and other assets         (38,108)       148,692
     (Decrease) in amounts due escrow agent                          (126,000)             -
     Increase in accounts payable and
       and accrued expenses                                            65,199        399,501
                                                                  -----------    -----------
     Total adjustments                                                (54,632)       467,618
                                                                  -----------    -----------

     NET CASH (USED IN) OPERATING ACTIVITIES                       (1,875,135)      (855,511)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                       (58,959)        (4,203)
                                                                  -----------    -----------

      NET CASH (USED IN) INVESTING ACTIVITIES                         (58,959)        (4,203)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances                            1,958,142              -
    Proceeds from note payables - other                                     -      1,276,400
    Payments of notes payable                                        (135,693)      (414,847)
                                                                  -----------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,822,449        861,553
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                        (111,645)         1,839

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                               458,468         59,579
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $   346,823    $    61,418
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                              $     3,990    $    48,500
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for compensation,
    services and interest                                         $   195,960            $ -
                                                                  ===========    ===========

   Conversion of notes payable to common stock                    $   158,775    $   225,000
                                                                  ===========    ===========

   Conversion of accrued interest to common stock                 $    15,000    $    18,851
                                                                  ===========    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

            InforMedix Holdings, Inc. stockholders also approved the authorization of 4,500,000 shares of preferred stock, which may be issued from time to time by the Board of Directors without further shareholder approval.

            On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003. All shares and per share data which follows gives retroactive effect to the stock split.

            InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. ("InforMedix") which was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-eMonitor SystemsTM. Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-e Monitor System to academic research centers, recently raised $5 million in a private placement of equity financing to increase business development and sales and marketing activities. As such, InforMedix prior to 2004 was in the development stage. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

            PRINCIPLES OF CONSOLIDATION

            The condensed consolidated financial statements include the accounts of InforMedix and its subsidiary for the nine months ended September 30, 2004. All significant inter-company accounts and transactions have been eliminated in consolidation. The September 30, 2003 amounts represent InforMedix only, prior to the acquisition by Acquisition Corp.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

            The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            INTELLECTUAL PROPERTY ASSETS

            The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at September 30, 2004.

            INTERNAL USE SOFTWARE COSTS

            Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine months ended September 30, 2004 and 2003 have been expensed as research and development.

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

            INCOME TAXES

            The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine months ended September 30, 2004 and 2003, respectively.

            ADVERTISING

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $210,453 and $258 for the nine months ended September 30, 2004 and 2003, respectively.

            RECLASSIFICATIONS

            Certain amounts in the 2003 condensed consolidated financial statements were reclassified to conform to the 2004 presentation. The reclassifications in 2003 resulted in no changes to the accumulated deficits.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            EARNINGS (LOSS) PER SHARE OF COMMON STOCK

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for the periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                   September 30,   September 30,
                                                      2004             2003
                                                      ----             ----

Net Loss                                             ($1,820,503)   ($1,323,129)
                                                     -----------    -----------

Weighted-average common shares
  outstanding (Basic)                                 22,096,638      9,165,585

Weighted-average common stock equivalents:
      Stock options                                           --             --
      Warrants                                                --             --
                                                     -----------    -----------
Weighted-average common shares
    outstanding (Diluted)                             22,096,638      9,165,585
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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

                           INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

            In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

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

NOTE 3 -    FIXED ASSETS

            Fixed assets consist of the following at September 30, 2004:

            Office and manufacturing equipment           $    38,456
            Computer equipment and software                   97,830
            Equipment under capital leases                    45,622
                                                         -----------
                                                             181,908
            Less:  accumulated depreciation                  114,557
                                                         -----------
            Net book value                                $   67,351
                                                         ===========

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 3 -    FIXED ASSETS (CONTINUED)

            Depreciation expense for the nine months ended September 30, 2004 and 2003 was $10,290 and $22,625, respectively. Included in that amount are $5,922 and $14,265 of amortization expense of equipment under capital leases for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 4 -    NOTE PAYABLE - BANK

            The Company entered into a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. The Company commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and the Company was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001, whereby the Company was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The Company commenced repayment of the principal balance on the loan on August 2, 2002. The Company paid off this loan in August 2004.

            The note was personally guaranteed and partially collateralized by certain officers and founders of the Company. For signing personally on the note, the officers were issued shares of stock.

            Interest expense pertaining to this note was $3,887 and $14,250 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 5 -    NOTES PAYABLE - OTHER

            In August 2002, the Company entered into a Promissory Note with its CEO in the amount of $25,000. The Promissory Note was bearing interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest together with this note was converted into stock at the time of the merger.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 5 -    NOTES PAYABLE - OTHER (CONTINUED)

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

            On August 14, 2002, the $50,000 Rockwell note was converted upon the issuance of 2,350,000 shares of Acquisition Corp. The stock was issued at just above par value, and was issued as founders' stock. The $100,000 and all accrued interest, was converted into stock at the time of the merger.

            In August 2002, the Company, entered into a Promissory Note with American United Global, Inc. ("AUGI") in the amount of $100,000. The Promissory Note bore interest at a rate of 12% annually, and was mandatory convertible into shares of the common stock of the Company when it merged into a public company. All accrued interest along with the note was converted into stock at the time of the merger.

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

            On February 1, 2003, June 12, 2003, and July 24, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $20,000 for a total of $104,400 all due and payable at interest rates ranging from 8% to12% in December 2003 through January 2004. Of these amounts due, $84,400 plus accrued interest was converted into equity. The remaining $20,000 was repaid as of September 30, 2004.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 5 -    NOTES PAYABLE - OTHER (CONTINUED)

            The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003, collateralized by a perfected first lien on the Company's intellectual property in the event of default. Proceeds of this note were used to repay the PIE debt and some other existing debt as well as fees and related costs to complete the merger. Interest was being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants, which have not been exercised as of December 31, 2003. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The Company in its second phase of equity financing on December 19, 2003, eclipsed the $2 million dollar plateau. This loan was collateralized by a first lien on the Company's patents. As part of the agreement, the lender was issued 800,000 warrants exercisable at $3.00 per share for a five-year period. The Company and the lender agreed to restructure the loan and those 800,000 warrants were replaced by warrants to purchase 250,000 shares of common stock exercisable at $1.50 per share. Upon the closing of the 2nd phase of equity financing, the lender was repaid $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into $375,000 of units as part of the equity financing. When the loan was repaid, the loan agreement and related security interest was terminated. The lender also received warrants to purchase 150,000 shares of common stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

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

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 6 -    OBLIGATIONS UNDER CAPITAL LEASE

            The Company is the lessee of computer and other equipment under capital leases. These leases are personally guaranteed by one of the shareholders of InforMedix, for which he previously received shares of stock. The Company has not made any payments on these leases in 2004.

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

            At September 30, 2004, deferred tax assets consist of the following:

            Net operating loss carryforwards        $5,207,685
            Less:  valuation allowance              (5,207,685)
                                                  ------------
                                                    $    -0-

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 8 -    PROVISION FOR INCOME TAXES (CONTINUED)

            At September 30, 2004, the Company had accumulated deficits in the approximate amount of $15,780,865, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

NOTE 10 -   STOCKHOLDERS' (DEFICIT)

            COMMON STOCK

            As of September 30, 2004, the Company has 80,000,000 shares of common stock authorized and 23,792,593 shares issued and outstanding.

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

            The Company issued 9,596 additional shares for accrued interest on notes payable in the nine months ended September 30, 2003.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 10 -   STOCKHOLDERS' (DEFICIT) (CONTINUED)

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

            During the quarter ended June 30, 2004, the Company issued 494,133 shares of common stock for services and in conversion of payables valued at $74,069.

            During the quarter ended September 30, 2004, the Company issued 20,000 shares of common stock for certain development costs valued at $10,000; 187,990 shares of common stock for cash in the amount of $45,118; and 66,667 shares of common stock as payment for accounts payable valued at $23,877.

            PREFERRED STOCK

            InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock, which may be issued from time to time by the Board of Directors without further shareholder approval. There have been no shares of preferred stock issued by the Company as of September 30, 2004.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 10 -   STOCKHOLDERS' (DEFICIT) (CONTINUED)

            MANDATORY REDEEMABLE COMMON STOCK

            On August 20, 1999, a Stock Purchase Agreement with Advantor was signed providing for the issuance of 15,000 shares of common stock to Advantor for cash, research and development and manufacturing services. On August 23, 1999, in accordance with the agreement Advantor purchased 5,000 shares of common stock at fair value for cash of $100,000.

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

            On November 3, 2003, Advantor agreed in writing to convert all of its remaining outstanding payables into InforMedix common stock, and released the Company from any further liabilities. The conversion value of these shares was reflected in the liability for stock to be issued. The stock was issued during the nine months ended September 30, 2004.

NOTE 11 -   COMMITMENTS AND CONTINGENCIES

            EMPLOYMENT AGREEMENTS

            The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the nine months ended September 30, 2004 and 2003, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 11 -   COMMITMENTS AND CONTINGENCIES (CONTINUED)

            CONSULTING AGREEMENTS

            The Company had entered into a consulting agreement with Warren Lewis Investment Corporation for business development services whereby the consulting firm would be compensated when the Company raised $2,000,000 in a capital transaction. In December 2003, the Company, closed on two separate financings, and eclipsed the $2,000,000 goal. The Warren Lewis Investment Corporation was paid $176,000.

            The Company on August 14, 2003 entered into a consulting agreement with Meyers Associates, L.P. for a term of three years. Meyers Associates, L.P. will provide services related to corporate finance and other financial service matters. For these services, Meyers Associates, L.P. will be paid $7,500 per month.

            The Company is party to other consulting agreements with various third parties for the development of the software and production of the monitors.

NOTE 12 -   GOING CONCERN

            As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the nine months ended September 30, 2004 as well as for the years ended December 31, 2003 and 2002. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 12 -   GOING CONCERN (CONTINUED)

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

            The Company entered into the merger with Hunapu and became publicly traded anticipating that this would enable the Company to secure equity financing and allow the Company to continue the production process relating to its Med-eMonitor System, and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-e Monitor product and generated sales in 2004.

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

            As of September 30, 2004 a number of pharmaceutical / healthcare companies have accepted delivery of production quality Med-eMonitor devices on a pilot test basis to be evaluated for use in clinical drug trial and disease management applications. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            INFORMEDIX HOLDINGS, INC.
                             (FORMERLY HUNAPU INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE 13 -   PATENTS

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

COMPANY HAS EMERGED FROM DEVELOPMENT STAGE

      InforMedix was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises " for all previously filed financial statements. InforMedix had devoted substantially all of its efforts to business planning, patent portfolio planning, research and development, recruitmnent of management and technical staff, acquisition of operating assets and investment capital. It had sold Med-e Monitor units to academic centers to complete grant-funded clinical research on a limited basis, and recently completed the design of its product and initiated the first run of scalable manufacturing in preparation for expansion of sales activities. The Company generated its first sale of its scalable manufactured Med-eMonitor System in the first quarter of 2004 and has consequently emerged from the development stage.

PRINCIPLES OF CONSOLIDATION

      InforMedix's condensed financial statements include the accounts of InforMedix Holdings, Inc. and its subsidiary for the quarter ended September 30, 2004 and 2003, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

INTELLECTUAL PROPERTY ASSETS

      InforMedix owns 15 issued U.S. and Foreign patents and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at September 30, 2004.

INTERNAL USE SOFTWARE COSTS

      Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the periods ended September 30, 2004 and 2003 have been expensed as research and development expense.

START-UP COSTS

      In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," InforMedix expenses all costs incurred in connection with the start-up and organization of InforMedix.

RESEARCH AND DEVELOPMENT

      Research and development costs are related primarily to InforMedix obtaining its 15 issued U.S. and Foreign patents and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-eMonitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor devices, communications connectively between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

INCOME TAXES

      The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the quarters ended September 30, 2004 and 2003, respectively.

ADVERTISING

      Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $210,453 and $258 for the nine months ended September 30, 2004 and 2003, respectively.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

      Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

      The following is a reconciliation of the computation for basic and diluted
EPS:

                                            September 30,     September 30,
                                                2004              2003
                                            -----------       -----------

Net Loss                                    ($1,820,503)      ($1,323,129)
                                            -----------       -----------

Weighted-average common shares
  outstanding (Basic)                        22,096,638         9,165,585

Weighted-average common stock
  equivalents:
     Stock options                                   --                --
     Warrants                                        --                --
                                            -----------       -----------
Weighted-average common shares
  outstanding (Diluted)                      22,096,638         9,165,585
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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

      The Company recognized $16,000 in revenues from the sale of its Med-eMonitorTM System for the nine months ended September 30, 2004. This represents the first revenues generated since the completion of the first generation product. As such, the Company has now emerged from its development stage. The Company did not recognize sales revenue for the corresponding period ended September 30, 2003. The product was still in the development stage during that time period, and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of HEART & LUNG, and the September 2003 issue of the DRUG INFORMATION JOURNAL (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through March 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

      Information gathered from the use of the Med-eMonitorTM units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

      Compensation expense for the six months ended September 30, 2004 of $639,491 increased by $340,835 (114%) compared to $298,656 for the prior year. The increase resulted from the Company hiring its CFO and General Counsel and Vice President for Sales and Marketing and other administrative personnel to support operations. Previously, despite limited cash, the Company was able to recruit and retain key executives primarily through the issuance of stock options in lieu of cash compensation.

      Selling, general and administrative expenses for the nine months ended September 30, 2004 of $897,705 increased by $171,749 (24%) compared to $725,956 for the prior year. The increase resulted primarily from increased sales and marketing expense, professional fees as a result of being a public company, consulting fees and printing charges associated with SEC filings, and increased insurance expense. In January 2004, certain vendors agreed to receive partial compensation for services rendered in the form of stock.

      Research and Development expenses for the nine months ended September 30, 2004 of $286,872 increased by $99,225 (53%), compared to $187,647 for the prior year due to testing and validation of software development work related to the first generation of the Med-eMonitorTM system, and next generation database development. In January 2004, certain vendors assisting with research and development agreed to receive partial compensation in the form of stock.

      Depreciation and Amortization expense decreased for the nine months ended September 30, 2004 when compared to the prior year by $12,335 to $22,625. This decrease resulted primarily from the disposition of certain computer equipment in 2003.

      Interest expense paid decreased by 91% from $88,466 for the nine months ended September 30, 2003 to $8,367 for the nine months ended September 30, 2004. This decrease resulted primarily from the reduction in Notes Payable from $1,352,039 as at September 30, 2003, to $-0- at September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company does not have an operating line of credit from a financial institution and consequently relied on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitorTM units. The Company had monies on deposit of $346,823 at September 30, 2004 as compared with $60,921 at September 30, 2003.

      In March 2004, the Company completed its raise of $5,000,000, through a private placement offering pursuant to a Placement Agent Agreement entered into with an investment banking firm, Meyers Associates, L.P. Pursuant to the Private Placement Memorandum, the Company offered and sold maximum of $5,000,000 of its securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common Stock issued, the Company also issued one Class A Warrant to purchase one share of Common Stock of InforMedix, and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On December 2, 2003, December 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450,
$1,205,000 and $1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.56 per share. In addition, the placement agent received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until December 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

      The Company has used a portion of the proceeds from the offering to substantially reduce its debt burden. As a result, the accounts payable and accrued expenses of the Company have been reduced to $235,775 as of September 30, 2004.

      In February 2003, the Company had borrowed $60,000 in the aggregate from several board members and a principal of its then investment banker. Interest on each note accrued at a rate of 12% per annum. These notes matured on December 7, 2003 and were subsequently converted into shares of Common Stock in March 2004.

      In April 2003, the Company borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This note matured on December 7, 2003 and was repaid with $60,250 of interest. The note had provisions for the issuance of 800,000 stock warrants, which were replaced by 250,000 warrants exercisable at $1.50 per share. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity pursuant to the private placement offering. The $375,000 was converted into units in the Company's private placement in December 2003 at the Equity Offering price of $.37 per unit. This Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000 which was repaid in December 2003.

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

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $(466,933) and $(1,820,503) for the three months and nine months ended September 30 , 2004, respectively, and $(576,309) and $(1,323,129) for the three months and nine months ended September 30, 2003, respectively.

      The Company had working capital of $390,178 at September 30, 2004, which produced a current ratio of 2.5 to 1.0. At September 30, 2003, working capital was negative $(1,438,572) and the current ratio was 0.1 to 1.0. We have funded the business throughout the development stage primarily through research grants, equity and convertible debt investments from accredited investors, short-term borrowing and most recently equity financing. We believe we can achieve significant sales in 2005 and reach break-even operations by 2006, although there can be no assurance of same, at which time we would be able to fund operations from positive cash flows.

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

      In September 2004, InforMedix entered into a strategic collaboration agreement with McKesson BioServices to provide a turnkey solution for clinical trials. The agreement provides for McKesson BioServices to market, sell and distribute a combined technology platform, which integrates InforMedix's Med-eMonitor patient diary and medication device; InforMedix's Med-eXpert database and patient enrollment system; and McKesson BioServices' expertise in specialty clinical trial material packaging and medication-distribution systems. We believe that for the first time ever, the combination offers clinical trial sponsors and investigators improved patient-medication compliance and clinical-protocol adherence, enhanced medication safety, and lower overall cost.

      In October 2004, InforMedix and McKesson BioServices entered into an agreement with St. Vincent Healthcare Foundation to perform a pioneering study of remote rural diabetic patients using InforMedix and McKesson BioServices' integrated patient-monitoring and medication-dispensing platform. The study will measure the benefits of using this integrated solution to monitor rural diabetic patients' responses to medication, including the relationship between medication compliance, blood glucose and HbA1c levels.

      The Med-eMonitor System has received outside testing verification and validation by a leading IT validation company, Taratech, that serves a number of major pharmaceutical companies. The Company has brought onto its Scientific Advisory Board a leading academic psychiatrist from the University of Texas, who consults to a number of pharmaceutical companies, and has successfully completed research funded by many federal grants. This scientist has publicly supported the value of the Med-eMonitor System for clinical trials and disease management applications, after having used Med-eMonitor in a pilot study in schizophrenia. He has also applied for an NIH grant to use the Med-eMonitor System, and facilitated introductions to pharmaceutical companies. The Company has been actively traveling to promote sales in the past three months, following the roadmap to sales initiated by its recently hired Vice President of Sales and Marketing. It is also pursuing distribution alliance opportunities in both the clinical trial and disease management markets with more established potential partners in these markets. InforMedix successfully completed a pilot trial with an important drug of one of the five largest pharmaceutical companies. The Company's CEO became Chairman of the ePRO (electronic patient reported outcomes) Research Subgroup of the ePRO Working Group sponsored by the Drug Information Association (DIA), with membership including representatives of the FDA, pharmaceutical manufacturers, and other ePRO vendors. InforMedix expanded its intellectual property activities by filing two new provisional patent applications, and by converting two provisional applications to formal utility applications. InforMedix plans to aggressively assert its patents and license its technology.

      Given the acceleration of the electronics market resulting in longer lead times for component parts, InforMedix has purchased and/or ordered component parts to manufacture an additional 750 Med-eMonitor units to provide inventory for future orders. There are no known trends or uncertainties that will have a material impact on potential revenues.

      On December 16, 2003, InforMedix and Enhanced Care Initiatives ("ECI") entered into an agreement whereby ECI will use InforMedix's Med-eMonitor System to extend the capabilities of ECI's care management system for elderly chronically ill patients. Terms of the agreement were not disclosed under a confidentiality agreement.

      ECI believes the Med-eMonitor, will help the disease-management firm better care for chronically ill patient populations. This will not only improve quality-of-life, but also drive down the cost of medical care. Studies show the sickest 1 percent of Medicare patients account for 27 percent of costs - an average of $57,000 per patient per year which is the Medicare population on which ECI concentrates. Implementation of the first phase of the ECI Agreement will occur in December of 2004, now that ECI has secured a significant contract to monitor chronically ill patients.

      ECI is a Connecticut-based disease-management company that has developed a proprietary Disease Management and Outcomes Research System which takes the sickest patient population and provides an in-depth, personalized and comprehensive approach to maintenance of their optimal state of health.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We currently are not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

During the three-month period ended September 30, 2004, we issued an aggregate of 274,657 shares of common stock in exchange for consulting services performed (20,000 shares), a combination of cash and loan guarantee services (187,990 shares) and legal services performed for the Company (66,667 shares).

The issuance of these shares, did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of
Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions.

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
31.1 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1       Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

    1. On September 9, 2004, the Registrant filed a Current Report on Form 8-K for September 2, 2004, reporting an event on Item 5.05, Amendments to the Registrant's Code of Ethics. The Registrant's Board of Directors adopted a new Code of Ethics which we filed as Exhibit 14.1 to the Form 8-K.

    2. On October 6, 2004, the Registrant filed a Current Report of Form 8-K for September 27, 2004, reporting an event on Item
           8.01 Other Events. The Registrant announced a strategic alliance with McKesson BioServices Corporation.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2004              INFORMEDIX HOLDINGS, INC.


                                      By: /s/ Bruce A. Kehr
                                          --------------------------------------
                                          Bruce A. Kehr, Chief Executive Officer
                                          (Principal executive officer)


                                      By: /s/ Arthur Healey
                                          --------------------------------------
                                          Arthur Healey, Chief Financial Officer
                                          (Principal financial officer)

                            INFORMEDIX HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004

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