Form 10KSB
period 2004-12-31
INFORMEDIX HOLDINGS INC
filed 2005-03-31
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        Commission file number: 000-50221

                            INFORMEDIX HOLDINGS, INC.
                 (Name of small business issuer in its charter)

                Nevada                                  88-0462762

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended December 31, 2004 were $28,750

      The aggregate market value of the issuer's common stock held by non-affiliates as of March 23, 2005, was approximately $13,218,001. On such date, the closing price for the issuer's common stock, as quoted on the OTC Bulletin Board, was $.43 per share.

      The issuer had 37,508,704 shares of common stock outstanding as of March 23, 2005.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                    PART I

                              INTRODUCTORY COMMENTS

Use of Names

Throughout this report, the terms "we," "us," "our" and "our company" refer to InforMedix Holdings, Inc. ("InforMedix") and, unless the context indicates otherwise, includes InforMedix's wholly-owned subsidiary, InforMedix, Inc.

Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by the forward-looking statements not to occur or be realized. Forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Potential risks and uncertainties include, among other things, such factors as:

      o     our business strategies and future plans of operations,

      o general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

      o the market acceptance and amount of sales of our products and services,

      o     our historical losses,

      o     the competitive environment within the industry in which we compete,

      o     our ability to raise additional capital, needed for expansion,

      o the other factors and information discussed in other sections of this report and in the documents incorporated by reference in this prospectus.

Persons reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Company Overview

InforMedix, Inc. has developed, patented and integrated a portable patient monitoring device, hardware, software and networked communications system to enable pharmaceutical firms, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor(TM) System leverages InforMedix's patent portfolio of 15 issued and 14 pending patents. InforMedix placed working beta units in pilot sites to validate efficacy and secure endorsements, references and peer-reviewed medical journal articles; and now has a series of academic clinical studies underway with its finished product. InforMedix has established an active Board of Directors and a Scientific Advisory Board comprised of nationally recognized experts in pharmaceutical research, drug trials, business management, and clinical management. InforMedix is now positioned to fully commercialize its technology via direct sales and strategic alliances.

On October 4, 2004, InforMedix announced its formation of a strategic alliance with a subsidiary of McKesson Corporation (NYSE: MCK). McKesson supports 500,000 patients in 5,000 clinical drug trials, and is a leader in the management, packaging and labeling, analytical testing, validation testing, storage and distribution of clinical trial materials and biological specimens covering preclinical through Phase IV studies. McKesson also provides patient-specific pharmacy services nationwide to support patient assistance programs for commercial pharmaceutical products.

InforMedix and McKesson announced that through this strategic alliance they would jointly provide a turnkey patient-compliance and medication-dispensing solution for use in clinical trials and disease management. McKesson has begun to market, sell and distribute a combined technology platform, which integrates InforMedix's Med-eMonitor(TM) patient diary and medication device; InforMedix's Med-eXpert(TM) database and patient enrollment system; and McKesson's expertise in specialty clinical trial material packaging and medication-distribution systems. For the first time, the combination offers clinical trial sponsors and investigators improved patient-medication compliance and clinical-protocol adherence, enhanced medication safety, and lower overall cost. McKesson has also placed its logo on the Med-eMonitor System products.

The Company and McKesson BioServices will jointly, when appropriate, collaborate their sales and marketing efforts to promote each other in all identified and agreed upon product and service offerings (i.e., develop joint sales and marketing materials).

The term of the Agreement is for a period of three years commencing on August 25, 2004 and will automatically renew for subsequent three-year terms unless either party gives 90 days' prior written notice of termination.

McKesson introduced InforMedix to McKesson Population Management, and the companies are discussing joint provision of services to complex chronic patients receiving disease management services via nurses in call centers. In addition, McKesson Population Management and St. Vincent Healthcare System have formed a strategic alliance between Penn Nursing, Penn Medicine, McKesson, St. Vincent and InforMedix created a Disease Management and Telehealth Outcomes Research Program for outcomes research, disease management and clinical drug trials. The focus of the Program is a defined process for measuring clinical outcomes and financial return on investment of disease-specific protocols and ePRO technology. The disease-specific protocols would be reviewed by the University of Pennsylvania's Schools of Medicine and Nursing, and would be deployed through McKesson Population Management's services and InforMedix's Med-eMonitor System, and would be analyzed by Medicine, Nursing, and Wharton. Once the protocols were deployed, analyzed, and proven, their widespread application in the disease management marketplace would be promoted by McKesson and InforMedix. Comparable research in the clinical drug trials market would analyze Med-eMonitor's impact on medication compliance, protocol adherence, patient medication safety, effect size, time to trial completion, and cost of conducting a trial.

Product Overview

Introduction

The Med-eMonitor(TM) System, comprising InforMedix's Med-eMonitor(TM) patient diary and medication device and Med-eXpert(TM) database and patient enrollment system; organizes and translates complex clinical drug trial protocols into a simple, automated series of prompted and recorded events for patients and researchers. The System comprises a portable patient interface device and automated data upload and download capability. InforMedix is providing the Med-eMonitor device and the network infrastructure that ensures secure transmission of patient data. McKesson BioServices is providing specialty packaging of the Med-eMonitor medication dispensing trays. McKesson BioServices will label, store, inventory, and pre-package medications for the Med-eMonitor device, ensuring product stability and patient safety through proper dosage, hermetically sealed trays, and other safety measures. McKesson BioServices will also manage the logistics of distributing these packaged trial materials to the investigational sites. McKesson BioServices has a cGMP-compliant facility, along with a patient-specific pharmacy, for shipping this turnkey solution either direct-to-clinical sites or direct-to-patients.

This integrated System significantly reduces the cost of managing drug trials and dramatically shortens the time required to transcribe patient diaries into manageable electronic data for analysis and reporting.

Traditional drug trial methodologies require considerable investments in professional resources to train patients on drug and trial protocols, conduct site visits to ensure compliance, and administer paper-based protocol changes and retrain patients on new protocols. Traditional methodologies also depend on patients to remember when to take their medication, which medication to take and to maintain hand-written diaries about compliance and drug response. Interpreting and transcribing these hand-written diaries requires a great deal of time and is prone to errors.

This integrated System prompts patients to take the medication, dispenses the medication (eliminating expensive poster-size blister packs), automatically tracks patient compliance, and eliminates the need for hand written diaries and the costs associated with converting paper-based diaries to electronic format. Through drug packaging directly shipped to patients from McKesson BioServices, the costs of clinical trials may be further reduced through a reduction in the frequency of patient site visits, and remote rural patient populations, previously ineligible, may become eligible participants in clinical drug trials.

Patient Interface

The portable patient interface hardware assists patient participation in drug trials by telling the patient which medication to take, when to take it, how many to take, and provides the means by which patients can keep track of their reaction to the medication.

The device combines medication storage with an easy-to-read display screen. It also dispenses the medication via five storage compartments and sensored-lids. The medication is provided in hermetically sealed trays that are pre-labeled, prepackaged, and shipped directly to patients and/or clinical sites by McKesson BioServices. This ensures complete integration of the medication dispensing function into the medication compliance monitoring and electronic diary function, providing the patient a simple-to-use, unitary package.

Patients are directed to take specific medications when the device sounds a chime. The LCD screen also points to the appropriate compartment. The device automatically records the opening and closing of each compartment lid as it occurs. Once the compartment is opened to take the pill, a variety of information is displayed on the LCD screen, depending upon what information the clinical protocol has determined. This information could include a description of the pills (shape and color) to enable the patient to visually verify they are taking the right medication, or it could inform the patient about dosage and how the medication treats their condition, or other information.

The device prompts the patient to enter information about their response to the medication(s) in an intuitive manner by responding to a series of fully customized questions. Data entry is performed via push buttons, eliminating the need for keyboard, computer or other data entry mechanics. Additionally, a series of queries may follow requesting information about the occurrence of possible adverse events, or physiologic measures may be requested and entered that are relevant to the study.

The device can deliver an unlimited number of other "virtual" events. These may include instructions about medications not dispensed by the device. These instructions may include asking the patient to take their blood glucose, their weight or blood pressure, and other instructions depending upon the nature of the clinical trial and the patient's related clinical history.

Additionally, all other patient interaction with the device is recorded. This includes muting the chimes, adjusting the contrast, etc. All of this data is available to researchers and study monitors to analyze to explain certain reactions, such as a missed dosage because the device was muted.

Each day the patient is prompted to place the portable device in its data exchange cradle to automatically transfer data from the patient to the researcher via secure communication over a non-dedicated telephone line. If the patient cannot access a phone line and the device is placed in its cradle, it can retain patient data indefinitely. In certain clinical trials, prior to the patient exhausting the supply of medication contained in the pre-packaged tray of the Med-eMonitor, McKesson's inventory management system will ship a new tray packaged with medication to the patient. The patient then will simply slide out the old tray, and slide in the new one.

Information Management

The Med-eXpert(TM) database and patient enrollment system provides medical and research personnel with extensive real-time information about patient compliance and medication response, all of which is customized to the trial protocol specifications. The Med-eXpert(TM) database and patient enrollment system provides a wide range of patient-monitoring features available via the Web, including:

o Capturing and managing automated medication compliance (date and time-stamped)
o     Remote monitoring of patients' responses to drug and dosage regimens
o     Remote monitoring of patients' physiologic and quality of life information
o     The ability to analyze data from multiple patients during trials
o     The ability to implement protocol changes and enhancements rapidly
o Aggregated data collection to provide real-time trend analysis during trials
o Outbound e-mail messages sent automatically to case managers and clinical research coordinators when certain patient-reported data is "out of bounds."

The Med-eMonitor(TM) System provides value to pharmaceutical manufacturers and contract research organizations (CRO's) in five critical areas:

1. Time The time required to acquire, aggregate, analyze and report clinical trial information is reduced dramatically, thereby shortening the time-to-market for new drugs. Real-time data capture enables researchers to address the onset of complications well in advance of traditional methodologies. Pharmaceutical industry sources estimate that each day's delay in bringing a drug to market can cost the pharmaceutical manufacturer from $1,000,000 to $10,000,000 in lost revenues.

2. Cost The operational costs of conducting a trial and managing the results are significantly reduced through operational efficiencies and minimizing the requirement for researcher -- patient intervention.

3. Patient Attrition A primary cause of patients leaving a trial is their frustration with the need to keep hand-written diaries and having to remember when to take their medications. Recruiting patients is an extremely expensive and time-consuming aspect of drug trials and reducing attrition is of great value. The November 2001 Tufts University study on the cost of introducing a new drug states that the cost of recruiting and retaining the patients in a trial comprises approximately 20% of the $802 million total cost.

4. Data Accuracy Automated data collection via patient prompts and intuitive data capture increases the accuracy and relevancy of patient data.

5. Integration of Medication Compliance, Electronic Patient Diary, and Medication Packaging This unified platform simplifies the protocol delivery and patient response, helping ensure that the patient more closely adheres to proper medication compliance and protocol adherence.

Turnkey Platform Value Propositions


Value to Pharmaceutical and Biotech Firms

      o Integrates medication compliance, patient diary, and drug packaging into one platform and seamless system
      o Provides an entirely new population of patients to participate in clinical drug trials -- remote rural patients
      o     Direct shipment of Med-eMonitor drug packaging to patients
      o Reduced frequency of patient site visits through remote monitoring and direct shipments
      o Accelerates the clinical trial and reduces time-to-market for a new drug, thereby increasing revenues
      o Real-time data enables rolling submissions and mid-course protocol modifications
      o Earlier identification of compounds that lack efficacy or produce unacceptable side effects or quality of life
      o Facilitates comparison studies post-market launch to identify and quantify earlier onset of action, longer duration of action, improved quality-of-life, reduced side effects of sponsor drug in comparison to competitors' drugs
      o     Improved patient safety through daily monitoring
      o Accurate measure of test subject compliance with entire clinical protocol, and with medication dosing
      o Monitoring global patient protocol adherence "by patient" and "by site"
      o     More scientific and accurate method of capturing data from patients


Value to Contract Research Originations and Investigators

      o Increases data reliability and reduced transcription errors: electronic data capture, using a Med-eMonitor in place of manual data capture, provides more detailed data without requiring manual data input based upon hand-written forms
      o Facilitates responses to FDA questions based upon use of the database to provide real time analysis regarding issues raised by FDA
      o Accelerates the "unblinding" of the database, by shortening the time from the last patient visit until all the data, regarding that patient, has been entered into the database
      o Control data for non-experimental drugs that are being taken by the patient, the effects of which may be attributed unfairly to the experimental drug
      o Daily identification of trial participants who are not following the protocol, permitting rapid intervention to either get the patient back on the protocol or rapid recruitment of new patients to achieve statistical validity for the trial
      o Identification of compliant patients who adhere to the trial, who may form a registry of adherent patients for a subsequent trial
      o Identification of prior dates and times of patient drug administration, side effects incidence and duration, and other data currently manually captured by Clinical Research Centers ("CRCs") that is based upon the patient's retrospective recall
      o     Allows for improved analysis of drug holidays on patient outcomes
      o Value of interactive communications and opportunities provided by mass customizing of Med-eMonitor protocols; e.g. site administrator has unlimited capacity to place patients and study personnel in one or more defined "groups" and to selectively change protocol or send specific message to defined group only
      o Selected instructions sent to patent group(s) based upon monitoring data
      o Allows study supervisors to anonymously monitor Clinical Research Associates work, site physicians' results on patient adherence, patient sign-up, or other aspects of study, on a daily basis without breaking into double blind protocol code for study

      Value to Patients

      o Assists patients in adhering to the trial protocol by providing daily behavioral prompts
      o Dramatically reduces the patient's burden of filling in written diaries or trial forms just before office visits, or based upon faulty memory
      o Enables accurate and timely responses to questionnaires and recording of physiological data
      o Reduced frequency of site visits due to direct-to-patient pharmacy shipments
      o May provide opportunity to avoid adverse reactions before they become serious
      o Enables researchers to intervene on behalf of the patient when an anticipated possible drug reaction is detected in its early stages prior to causing serious side effects
      o Increases patient's sense of participation in clinical study or treatment
      o Long term Phase IV monitoring with Med-eMonitor allows a more rapid and targeted intervention when daily physiological data or questionnaires indicate patient is headed toward a serious clinical event

Market Opportunity

      Target Markets

Clinical Trials

InforMedix is targeting the market for clinical trials of new and emerging drugs and medications. This multi-billion dollar market is well defined and has a significant need for an immediate and efficient solution to obtain accurate clinical trial data to accelerate time-to-market for new drugs and to reduce the costs associated with clinical trials. The market is comprised of:

o     Pharmaceutical firms
o     Biotechnology firms
o     Contract Research Organizations (CRO's)
o     The National Institutes of Health
o     Leading research academic institutions

Both the risks and rewards derived from developing and marketing new drugs are compelling. In November 2001, Tufts University published a widely referenced study that determined the average cost of developing and bringing a new drug to market is $802 million. Recent data that includes the marketing costs of launching a new drug product estimate the cost at $1.2 billion. Though other industry experts debate these estimates, all agree the costs associated with developing and introducing a new drug to the market are staggering, especially when factoring in the cost of pure research, failed projects, data capture and analysis, and clinical trials.

Key cost elements related to clinical trials include acquiring patient compliance and response data, aggregating and managing the data, patient site visits, and analyzing and reporting the study results in accordance with FDA requirements.

The Tufts article also cites recruitment of patients as one of the largest cost components of clinical trials. Pharmaceutical and biotechnology companies are experiencing difficulty in maintaining enrollment in clinical trials and keeping patients compliant to the prescribed drug regimen and other elements of the protocol. InforMedix's primary market research with major pharmaceutical firms revealed that more than 20% of patients "fall off" during clinical trials. Retaining trial patients saves time, saves money, and potentially saves the trial itself Opening up the opportunity for remote rural patients to participate in clinical drug trials may result in a significant expense reduction to sponsors.

Disease Management

Over 25,000,000 patients in the United States are chronically ill and treated with complex polypharmaceutical medication regimens. Their conditions include congestive heart failure (CHF), hypertension, diabetes, asthma, schizophrenia, bipolar disorder, hyperlipidemia, coronary artery disease, HIV/AIDS and others. These patients utilize a disproportionate amount of healthcare resources, and may cost the system $50,000 to $75,000 per year or more. Major costs relate to medication non-compliance resulting in unnecessary emergency room and hospital visits. It is estimated that over 50% of chronically ill patients are non-compliant, and 33% of all CHF hospital admissions (the major hospital cost under Medicare) results from patients not properly complying with their medication regimens. Increasingly these patients are being case managed by nurse specialists operating out of call centers. Payors provide a monthly per patient fee for case management. The use of remote telemonitoring technologies, such as digital blood pressure cuffs and scales demonstrates increasing adoption rates, with price points ranging from $50 to $125 per patient per month depending upon the number of devices being used, and the length of the monitoring period commitment.

Clinical Trials Market Size

Pharmaceutical and biotechnology companies have more than 4,360 new drugs in the development pipeline in 2002. These new medications are being tested and validated in more than 40,000 clinical trials. According to Center Watch, Inc., 4-6 million people take part in clinical trials each year. In the next decade, this number is projected to grow at double-digit rates through new research and development breakthroughs, including genomic and proteomic discoveries.

To introduce a new drug to the market, pharmaceutical companies must proceed through four well-defined phases, each of which requires researchers to collect and analyze significant amounts of patient-generated data. There are considerable costs related to each trial phase and significant time is required to acquire and manage the data to ensure accurate reporting and results.

Total clinical research expenditures in the US for CY2000 were approximately $26 billion. Of that, clinical trials Phases I, II and III accounted for approximately $7.35 billion, and Phase IV required an additional $1.5 billion. (According to the Parexel Pharmaceutical Statistical Sourcebook, the average Phase III trial costs $43.3 million and requires 2.5 years to complete.)

                                          THE FOUR PHASES OF CLINICAL DRUG TRIALS
  -------------------------------------------------------------------------------------------------------------------
                Number of         Length        Purpose              Estimated      Number of       Total Estimated
                Patients                                             Cost (% of     Drugs in        Number of
                                                                     drug R&D       Pipeline        Patients
                                                                     budget)        (CY2000)
  -------------------------------------------------------------------------------------------------------------------
  Phase I       20-100 healthy    Several       Mainly safety        15% - 20%      690             35,000
                volunteers        months
  -------------------------------------------------------------------------------------------------------------------
  Phase II      100-300 patients  Several       Some short-term      20% - 25%      1,400           280,000
                that have the     months to 2   safety but mainly
                targeted disease  years         effectiveness
  -------------------------------------------------------------------------------------------------------------------
  Phase III     500-5,000         1-4 years     Safety, dosage,      30% - 35%      970             1,940,000
                patients that                   effectiveness and
                have the disease                broad scale FDA
                                                approval
  -------------------------------------------------------------------------------------------------------------------
  Phase IV      2,500 to many     1+ years      Determine long term  Funded by      Many            2,500,000+
  (post-market  thousands of                    effects and          marketing
  launch)       patients                        identify             budgets
                                                cross-marketing
                                                opportunities
  -------------------------------------------------------------------------------------------------------------------

New Drug Approval Rate: of 100 drugs submitted for NDA's to the FDA, approximately 70 drugs complete Phase I trials and go to Phase II; approximately 33 complete Phase II and go to Phase Ill; and 25 to 30 drugs clear Phase III (on average about 20 drugs are approved per annum).

Disease Management Market Size

It is estimated that the current market size for remote telemonitoring of disease management is approximately $100 million and will grow to $2 - $5 billion over the next five years. This market is expected to grow as technology is adopted and baby boomers age. We expect baby boomers will prefer home monitoring to entering assisted living and nursing homes. Significant cost savings and quality-of-life improvements have been demonstrated in the research literature related to the deployment of home telemonitoring systems. Generic and specialty disease management companies have developed to address these market and demographic opportunities, and they seek early warning mechanisms to head off expensive emergency room and hospital costs, while simultaneously enabling nurse case managers to manage more patients using real-time remote patient data capture.

We estimate that there are as many as 25 million patients in the United States that suffer from chronic illnesses. If chronic care improvement technologies were deemed appropriate for 25% of these patients, and the average cost for this service was $50 per month, the total market for chronic care improvement technologies in the US would be $3.75 Billion annually.

We believe the market for chronic care improvement technologies is poised for rapid growth due to the increased level of commitment to technology by the Federal government and private insurers. For example, in passing the Medicare Modernization Act of 2003, Congress committed the Federal Centers for Medicare and Medicaid Services to improve chronic care treatment for senior citizens and other Medicare beneficiaries. The Federal Centers for Medicare and Medicaid Services (CMS) in April 2004 released a request for proposal to implement chronic care improvement programs as mandated under the Medicare reform bill. In its introduction to the RFP, CMS emphasizes that one key purpose of the initiative is to "accelerate the adoption of health information technology."

In the private sector, almost all health plans have a disease management program in effect. Many of these plans are investing millions of dollars to implement systems and business processes for systematic patient monitoring, care coordination, and the prevention of complications from chronic illnesses. The goal of these programs is the same: to increase medication compliance in order to reduce the occurrence of costly hospital visits due to noncompliance.

We believe there is strong evidence to support the conclusion that information technology can reduce the cost of disease management services. Our own studies have demonstrated substantial improvement in medication compliance with the use of the Med-eMonitor. By enabling healthcare service providers to detect early warning signs and improve medication compliance, health care costs can be reduced. Tele-monitoring of patient response to medication can reduce the need for costly nursing visits and therefore, reduce the cost of disease management programs.

Current State of Technology

      Clinical Trials

Currently, 25% of all clinical trials use patient diaries to collect critical patient data. Most of these clinical trials require patients to use handwritten diaries to track when and how the patient takes the prescribed doses during the study. Patients are also instructed to keep track of their physiologic responses to the medications they are taking during the trial.

Protocol compliance (determining if the patient took the drug when and how they were supposed to take it) is also a major aspect to a study. Researchers must rely on visual examination of drug packages to determine if the patient took the drug. In many studies, the drugs provided patients are packaged in poster-sized blister packs and patients are instructed to save their used packs to enable researchers to visually verify that the patient took all of the medications in the package. This is a very expensive and cumbersome solution to track patient compliance.

Each patient participating in the trial is required to bring their diary and pill pack to regularly scheduled meetings with research supervisors for visual inspection. These assigned visits to the study site range from every week to every 6-8 weeks, depending upon the disease type and the phase of the clinical trial.

Not infrequently, patients forget to write the daily notations in their diaries, and enter the diary data retrospectively just prior to the site visit, or at the site visit itself Patients also forget to take the medications on time from the blister packages, and will empty the number of pills they were supposed to have taken from the packages in advance of the study visit. The clinical research coordinator must first review this information; then a study monitor is brought in to monitor the information inputted by the clinical research coordinator to make sure they have not misread or omitted information received from the participating patients. All the blister packs and diaries are then sent to the pharmaceutical/biotechnology company where they are typically manually reviewed for a third time, and manually input into a database using double entry into the system.

The InforMedix/McKesson BioServices Turnkey Platform provides the only integrated solution to this market through combining medication compliance, patient diary, and drug packaging in one simple to use device.

Industry analysts estimate the cost of managing the acquisition, translation and aggregation of patient diary and data management to be approximately $650 million per year. The use of patient diaries is expected to grow dramatically as more drugs enter later phases of trials and more patients are recruited to support trials. The 2005 market for patient diaries is projected to be $3 billion. We estimate that the market for electronic patient diaries is currently $75MM per year and will grow to $500MM over the next three years.

      Disease Management

There are a number of companies providing home physiologic monitoring devices, and several home medication compliance monitors. No vendor has yet developed a true "plug and play" technology platform that allows the easy integration of two or more devices into a suite of products that include medication compliance monitoring. Phillips has developed an integrated plug and play physiologic monitoring system, but it lacks medication compliance monitoring. Several companies have brought to market medication compliance monitors that are bedside units operating on AIC power. These devices are capable of recording medication compliance and providing remote alerts of noncompliance. Only InforMedix has developed a portable device that captures medication compliance and electronic diary data, along with patient-entered physiologic data, which may possibly be combined with McKesson specialty packaging for the disease management market. Additional plans include directly streaming physiologic monitor data into our Med-eXpert database.

Market Opportunity

      Clinical Trials

The entire clinical trials process is labor-intensive and error-prone, resulting in poor quality data, less scientific studies, and longer time-to-market for a new drug under study. Pharmaceutical and biotech companies want to improve data collection to better measure health outcomes and to prove the value of a given drug. This information will enable the placement of these drugs on managed care drug formularies and reduce market pressure for price reductions.

The data analysis phase of clinical trials process is also time-consuming. One of the major delays in unblinding* studies today is the lag between the last patient visit to the study site and the entry of all patient data. Today, that period lasts between 15 to 20 weeks due to all the manual data-entry and data cleansing. With direct electronic data capture (ED C), this period can be reduced by up to 15 weeks, as there is no additional data-entry and scrubbing after the patient's last visit.

A second major delay is caused by the need for the study results to be certified as statistically valid. To achieve valid results, a minimum number of patients must have adhered to the trial protocol. This minimum number is determined by the study design and statistical analysis used in the study. Currently, when patients are not re-evaluated for 4 to 8 weeks after the previous clinical site visit, the researchers may not know for 4 to 8 weeks, or longer, if the patient is adhering to the protocol. Once it is determined that patients are not adhering to the protocol, they will require intervention to place them back on it, or the researchers may need to recruit new patients into the study, resulting in further delays. One leading pharmaceutical company estimates it loses 20% or more of its patients in clinical trials due to patients' non-compliance.

o In conjunction with randomization, a design feature known as "blinding" helps ensure that bias does not distort the conduct of a study or the interpretation of its results. Single blinding consists of keeping patients from knowing if they are receiving the investigational drug or a placebo. In a double-blind study, neither patients nor investigators or data analysts know which patients get the investigational drug.

      Disease Management

Third party payors, self-insured corporations, and Medicare are all seeking novel methods to reduce the staggering and growing costs of caring for complex, chronically ill patients. There would be wide appeal for a true plug and play technology platform that would combine medication compliance monitoring, drug packaging solutions for ten or more medications per patient, electronic patient diary data, and physiologic data at a reasonable monthly cost. The company that provides this platform combined with Web-enabled monitoring should have significant first mover advantage.

Adoption of New Technology

Current approaches to accelerate time-to-market and save costs in clinical trials include exploring a variety of electronic data capture (EDC) technologies and electronic patient diaries (EPD). The FDA and its European counterparts have used EDC and EPD in part of their development programs to approve 13 new drugs. This number is projected to grow rapidly as the demand for improved clinical research processes is pushed forward beyond current labor-intensive methodologies. Cato Research, a well known CR0, states that many pharmaceutical companies are requesting information on the use of EDC for future planning of their clinical trials.

According to DATATRAK, electronic data capture methods can reduce clinical trials costs by an average of 82%. This is based on an average EDC cost of $485,000 per trial as compared to $2,700,000 per trial for paper and pen methods. ("The EDC Value Proposition to the Pharmaceutical Industry," DATATRAK International, July 2001)

Over the last two years, major pharmaceutical manufacturers have been creating eBusiness divisions to enable researchers to begin to capture patient-based information electronically. These business units are forming alliances with medical information technology companies to accelerate this growing trend. The success and accuracy of the patient-based information obtained during these trials will facilitate more rapid FDA approval, which is required to market new drug products. As the recruitment of patients for participation in clinical drug trials becomes more difficult, more rapid, accurate feedback of patient compliance using captured data becomes imperative.

Palm Pilot vendors currently have a revenue run rate of $75 million in the electronic patient diary space, and have revenue growth of 75% in 2004 when compared to 2003.

The InforMedix Med-eMonitorT(TM) System directly addresses this growing segment of the clinical trials market. The Med-eMonitor(TM) System can significantly improve the speed and integrity of data captured in clinical drug trials. For example, the Med-eMonitor System eliminates the 4 - 8 week gaps in information between patient site visits. And it eliminates the 15 - 20 week time until the trial database is locked at the end of the trial.

Marketing and Sales Strategy

The Med-eMonitor System will be marketed and sold to pharmaceutical and biotechnology companies, Federal Government Research Centers, Contract Research Organizations (CROs) and Site Management Organizations (SMOs) that manage clinical trials, and major academic research centers. Key decision makers and infiuencers include senior management, clinical trials directors, and product managers responsible for the launch of a new product, marketing managers responsible for Phase IV and post-launch trials, and the eHealth / I.T. divisions of these organizations.

Med-eMonitor will also be marketed and sold to disease management companies, and third party payors and self-insured corporations that have adopted a case-management approach to chronic care patients.

InforMedix will market and sell the Turnkey Platform through strategic alliances and direct sales channels, as outlined below. McKesson BioServices will market and sell the platform through direct sales to commercial and government customer contacts, and through significant trade show visibility.

Direct Sales

InforMedix's management team is initially focused on expanding its relationships with decision makers in pharmaceutical companies. The Alliance will leverage this opportunity through accessing pharmaceutical relationships developed by McKesson over the past 19 years. The pharmaceutical firms determine how drugs will be tested and by whom. Pharmaceutical companies typically perform 50% of their clinical trials within their own organizations and contract the remainder to CROs and SMOs.

Strategic Alliance Value Creation, Activities and Operations

InforMedix set out to develop strategic alliances with companies with established distribution channels for products and services used in either clinical trials or disease management. In October 2004, InforMedix announced its strategic alliance with McKesson, to jointly provide a turnkey patient-compliance and medication-dispensing solution for use in clinical trials.

The agreement provides for McKesson to market, sell and distribute a combined technology platform, which integrates InforMedix's Med-eMonitor(TM) patient diary and medication device; InforMedix's Med-eXpert(TM) database and patient enrollment system; and McKesson's expertise in specialty clinical trial material packaging and medication-distribution systems. Management of the companies believe, based on their knowledge of the industry that for the first time ever, the combination offers clinical trial sponsors and investigators improved patient-medication compliance and clinical-protocol adherence, enhanced medication safety, and lower overall cost.

McKesson supports 500,000 patients in clinical drug trials in 50 countries, and is a leader in the management, packaging and labeling, analytical testing, validation testing, storage and distribution of clinical trial materials and biological specimens covering preclinical through Phase IV studies. McKesson also provides patient-specific pharmacy services nationwide to support patient assistance programs for commercial pharmaceutical products.

McKesson Corporation is the leading provider of supply, information and care management products and services designed to reduce costs and improve quality across healthcare. McKesson solutions empower healthcare professionals with the tools they need to deliver care more effectively and efficiently. Founded in 1833, with annual revenues of more than $60 billion, McKesson ranks as the 16th largest industrial company in the United States.


Competition

      Clinical Trials

The ePRO market for clinical trials continues to be fragmented with new entrants each year. Management attended the 2004 Drug Information Association Annual Meeting and gathered significant competitive information. This direct research reinforced the clear differentiation of the Company's Med-eMonitor System from the competitive EPD product offerings.

There are a number of small firms offering PDA (personal digital assistant) based solutions. These applications utilize either the Palm Operating System products, such as Palm Pilot and Handspring, or Windows CE Operating System products, such as the Compaq IPAQ. Regardless of the platform, each competitor's offering provides the same user interface and related user challenges found with using a small stylus to enter data on a small LCD screen. Additionally, no competitor provides automated medication compliance tracking.

InforMedix believes it can achieve significant market share based on a superior patient-device interface and unique product features for clinical trial managers. The Med-eMonitor System provides a very easy to use method of capturing the patient's drug response information. No stylus is required, the display screen is much easier to read, and patients are automatically prompted to take the specified drug at the right time and sequence. The Turnkey Platform provided through this strategic alliance integrates medication compliance, electronic patient diary, and drug packaging into a solution management believes to be unique in the marketplace.

Additionally, based on Managements knowledge of the industry, we are not aware of any competitive products that simultaneously capture and correlate the drug-dose response data for both study and non-study drugs taken by the patient participating in the trial. InforMedix has integrated the two patient monitoring functions -- medication compliance and health status -- including diary and physiologic data. InforMedix offers an information system performing these functions that is linked to an Internet-accessible database. Management believes its patent portfolio offers a distinct advantage over the competition with its unique drug-dose response information. The patents cover a wide variety of patient monitoring devices and information systems, including dispensing devices as well as wireless and PDA applications. The Internet-accessible database is the subject of 14 patents pending. InforMedix owns the "Pioneer Patent Portfolio" in this field, with its patents cited as prior art by over 154 other issued patents.

      Categories and companies that compete in the clinical market include:

Electronic Prescription Vials: Electronic prescription vials are caps placed on a normal medication bottle that record the date and time when the bottle is opened. This product has audible alerts to remind the patient to take his/her medication. One product called SmartCap(TM) uses a docking station that transmits the information recorded by the cap across a modem line to monitoring sites. The device can store up to 1300 events. These products are simple compliance monitors and do not offer the ability for patients to be questioned, or to receive customized information about the trial. This product costs about $750 per drug per user per year. SmartCapTM has monitored in excess of 2 million patient days, primarily in the clinical trial market.

PHT Corp: PHT has developed is a Web-based, open architecture system built on an XML platform that provides systems for the electronic collection and management of data for clinical trials. Products include the StudyWorks electronic data-capture system; and the Patient LogPad(R), a Palm Pilot-based direct data-capture device. PHT Clinical's products enable study subjects to communicate with researchers in "real-time" via the Web. The two-way communication link allows researchers to detect symptoms that may warrant immediate medical attention and can act as a prompt for adjustments due to changes in the patient's medical condition. However, these products do not hold or dispense medications, do not monitor medication compliance, and do not provide remote access to a database.

eTrials Worldwide, Inc. provides software for the collection, integration and review of data in the clinical trial process. The eTrials data entry system and Web based reporting system are called "QuickStudy CaptureTM" and "Quick Study TouchTM. services, respectively. An alarm lets the patient know when it is time to respond to questions and when the patient should take his/her medications. The information is time-stamped and saved in the device for the pharmaceutical company's database for analysis. The company recently merged with Arracel Corporation. Arracel had previously acquired other eClinical technology business enterprises. The company claims to have over 50 trials ongoing and to have enabled over 400 total studies in more than 50 countries overall.

Invivodata, Inc.: Invivodata provides Web-based clinical trial data collection and management software and services that utilize Palm Pilots for the collection of data. Invivodata claims that its system has been used successfully in 80 clinical trials worldwide, involving hundreds of sites and more than 20,000 patients. The Invivodata eDiary System is a software program and does not allow for medication dispensation or recording vital signs data.


CRF, Inc.: CRF, Inc. provides Web-based clinical trial data collection and management software and services via its "TrialMaxTM e-diary toolkit". CRF's product is also a Palm Pilot based solution, and is limited in practicality, because it is a software program and does not allow for medication dispensation or recording vital signs data. CRF claims to have reported patient data for thirteen unique pharmaceutical company clients.

Phase Forward(TM), Inc.: Phase ForwardTM, Inc. provides Web-based clinical trial data collection and management software and services. Phase Forward's(TM) product, InForm(TM), uses Internet technologies to collect and manage essential clinical trial data in an efficient and timely way. Providers can collect and update real-time clinical data, manage queries and responses, make field-specific comments and automatically maintain an audit trail of changes. Inform(TM) permits the exchange of information between the provider and the patient. However, it is limited in practicality, because it is a software program and does not allow for medication dispensation or recording vital signs data.

                Disease Management Dedicated Technology Providers

AMD Telemedicine: AMD Telemedicine offers products for markets ranging from cardiology to dentistry to pathology that are aimed primarily at rural caregivers. The AMD-9900 Care Companion is the company's entry in the market for products for the remote patient monitoring in the home healthcare market. The device prompts patients to take medications and answer questions related to their health needs. Data is transmitted via phone line to servers.

American Telecare (A TI): ATI offers a range of monitoring devices with features that include high-resolution two-way video over ordinary voice telephone lines. The non-video Monitoring Station and Disease Management Monitoring Station(TM) guide patients with disease states such as chronic obstructive pulmonary disease
(COPD), hypertension (FITN), and congestive heart failure (CHF), through a daily process of obtaining vital signs via wireless peripheral devices, as well as dialogues about subjective symptomatic information. Providors view patient data via a dedicated Windows-based PC.

CyberNet Medical: CyberNet Medical offers products for gathering both patient vital signs and subjective symptomatic information for transmission to healthcare providers. The company offers the MedStar(TM) line of products for patient monitoring of vital signs. The MedStar 300 collects weight, blood pressure, glucose, and respiratory-function information. The data is then transmitted for storage in SQL databases and can be viewed via a Web-based interface. MedStar offers patient dialogues for collecting subjective symptom information. CyberNet also markets the PalStar, a PDA-like device through which physicians and other care managers, using a web-based interface, can choose sets of subjective questions on topics such as self-assessed condition, diet, and medication compliance.

Health Hero Network, Inc.: Health Hero Network is an eHealth company that markets the Health Buddy System for remote health monitoring and management. The system is comprised of monitoring tools, clinical information databases, Web based decision support tools, health management programs, and content development tools that allow providers to remotely collect data about a patient's symptoms, behavior, and knowledge, as well as data from a variety of home medical devices such as blood glucose monitors and blood pressure monitors. Health Hero Network lists customers that include large regional medical systems, the VHA, home healthcare companies, and disease-management service providers.

HomMed: HomMed's Health Monitoring System is based on its Sentry and Genesis devices, placed in patients' homes or clinical environments, and the Central Station, which allows healthcare professional to monitor patients' status via a dedicated terminal based on the Windows platform. The Sentry engages patients in a subjective dialogue about their conditions, and also includes a scale, blood-pressure cuff, and a non-invasive finger probe that measures heart rate and oxygen. The Genesis is a lower-priced version of the Sentry.

LifeLink: LifeLink Monitoring provides telemonitoring services for patients with congestive heart failure, diabetes, and hypertension. The company places devices in patients' homes that take objective measurements of vital signs, and gather patients' responses to subjective questions about symptoms and medication compliance. Data is transmitted to physicians and care managers by e-mail or fax, or can be sent directly to clinical information systems. The company claims it is expanding its services to include measurements of respiratory function, temperature, and cholesterol. LifeLink Monitoring lists customers that include large MCOs such as Kaiser Permanente, the VHA, home healthcare companies, and disease-management services providers.

Phillips: Phillips offers Telemonitoring Services for congestive heart failure "that create and support a daily communications link between patients with chronic disease and their providers..." The Philips system encompasses a range of wireless devices, including scales, blood-pressure monitors, and a device that conducts automated subjective surveys. Data is transmitted via a telephone line for providers to review via a Web-based interface.

Viterion TeleHealthCare: Viterion markets two models of its Viterion Telehealth Monitor. The Viterion 100 was designed for home care use by patients who have been hospitalized for acute conditions. The Viterion 500 is aimed at a broader marketplace, and includes features such as Web connectivity and realtime video-conferencing. Providers monitor patient status via the ViterionNET

TeleHealthCare Network, which provides secure transmission and storage of data, interfaces for monitoring patient status, and capabilities for patient-provider and provider-provider interactions.

Technology and Services Companies

Alere Medical: Alere Medical offers a fully outsourced solution exclusively for cardiac care. Alere's system involves a home-monitoring device called the DayLink-monitor, which it does not appear to sell on an unbundled basis, that collects "objective and symptomatic information," including the patient's weight and blood pressure. Information is relayed by phone transmission to the company's NurseStation interface for review by call center-based cardiac nurses.

American Medical Alert Corporation (AMAC): AMAC's primary products and markets are in the area of personal emergency response systems, although the company has recently been shifting to a broader focus on remote monitoring and management of patients with chronic conditions. The company is a Health Hero Network partner. AMAC markets both the Health Buddy appliance and a Health Buddy appliance that is integrated with AMAC's VoiceCare(R) Personal Emergency Response System and connects patients to AMAC's H-Link call center. The company has been concentrating sales in the home healthcare market, both to home healthcare agencies and family caregivers, as well as state Medicaid programs.

Cardiocom: Cardiocom offers products and services for patients with chronic heart failure, chronic obstructive pulmonary disease, asthma, diabetes, and coronary artery disease. Cardiocom's core remote patient monitoring device is the Carestar(TM), which follows branching logic and bases the questions it poses to patients based on their earlier responses. The company also offers the Telescale(R) for patients with chronic heart failure, combining a scale with an interactive patient monitoring device. Nurses and providers monitor patient status via a system called the Omnivisor(TM). In addition, the company also offers an option for call center-based care coordination for patients with cardiac and respiratory diseases.

QMed Inc.: QMed offers a variety of technology tools and related services for patients suffering from heart disease. The company's offerings include the ohms/cad(R) system for patients with coronary artery disease, which appears to be an outsourced solution for patient recruitment, monitoring, risk-stratification, and alerting of physicians when patients decompensate.


Government Regulation

HIPAA

The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information - "accountability" - is one of the key factors driving the legislation. The other major factor - "portability" - refers to Congress' intention to ensure that individuals can take their medical and insurance records with them when they change employers. In August 2000, HHS issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. All affected entities, including InforMedix, are required to comply with these regulations.

In December 2000, HHS issued final regulations concerning the privacy of healthcare information. These regulations regulate the use and disclosure of individuals' healthcare information, whether communicated electronically, on paper or orally. All affected entities, including InforMedix, are required to comply with these regulations effective April 14, 2003. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed.

In February 2003, HHS issued final regulations concerning the security of healthcare information maintained or transmitted electronically. These regulations require implementation of organizational and technical practices to protect the security of such information. All affected entities, including

InforMedix, are required to comply with these regulations effective April 30, 2005. Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. InforMedix anticipates that it will be fully able to comply with the HIPAA regulations that have been issued by their respective mandatory compliance dates. Based on the existing and proposed HIPAA regulations, InforMedix believes that the cost of its compliance with HIPAA will not have a material adverse effect on its business, financial condition or results of operations.

The Company has hired a medical software engineer who is an expert in the area of HIPAA and 21CFR part 11, to ensure that the back-end software of the Med-eMonitor complies with the required government regulations.

See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)of the Exchange Act - Significant Consultant."

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

Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. There are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

Risks Relating to Our Financial Condition

Qualified financial statements based on operating losses and a capital deficit question InforMedix's ability to continue in business.

InforMedix's accountants issued a qualified report on our financial statements as of and for the year ended December 31, 2004. The report states that InforMedix recently emerged from the development stage and is now an operating company and there is no guarantee whether the Company will be able to generate enough revenue and/or raise sufficient capital to support current operations and expand sales. This raises substantial doubt about InforMedix's ability to continue as a going concern. See "Report of Independent Registered Public Accounting Firm" and "Note 12 of Notes to InforMedix Consolidated Financial Statements."

Need for additional financing.

Between December 2004 and March 2005, InforMedix raised gross proceeds of $731,000 in an Exchange Offer pursuant to a Private Placement Memorandum dated December 22, 2004 (the "Offering"). Prior to such Offering we had nominal cash on hand. We still require additional funds to fully implement our business plan. Management can give no assurance we will obtain the funds to fully implement the business plan, or that a full implementation of such business plan will result in InforMedix's profitability.

If InforMedix continues to incur negative cash flow from its operations, it may exhaust our capital resources.

No net positive cash flow has been generated from InforMedix's operations since its inception. InforMedix has been primarily a development stage company, to date, and has invested the majority of its resources in the R&D of the product and its patents, with minimal investment for the commercialization of its product. InforMedix had a net loss of $2,274,367 on sales of $28,750 for the year ended December 31, 2004 and a net loss of $1,949,621 on zero sales for the year ended December 31, 2003; and a cumulative loss from inception through December 31, 2004, of $16,234,729.

InforMedix has funded its operating activities primarily through sales of equity securities to its founders, individual accredited investors, corporate investors, private investment lenders and equity issued for services in the amount of approximately $16,343,000 as of December 31, 2004. In addition, from inception to December 31, 2002, we borrowed $725,000 from our Chief Executive Officer, directors and affiliates and an additional $65,000 in 2003 (all of which has been converted into equity). Between December 2004 and March 2005, we raised an additional $731,000 under the Exchange Offer which was then terminated. InforMedix anticipates negative cash flow from operations to continue during 2005. Accordingly, we can give no assurance that we will be able to operate profitably or be able to produce positive cash flow from operations in the future. Our efforts to operate profitably and obtain positive cash flow from operations will depend on, among other things:

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

We recently went public and have a limited operating history upon which you can base an investment decision.

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

If we lost the services of Dr. Bruce Kehr, InforMedix's CEO, or Randy Dulin, InforMedix's Senior Vice President, we might not be able to execute InforMedix's current business in accordance with our current plans.

InforMedix's future success depends significantly on the skills, experience and efforts of its chief executive officer, Dr. Bruce Kehr, Randy Dulin, its senior vice president of business development and operations, and other key personnel. These individuals would be difficult to replace. Dr. Kehr and Mr. Dulin have developed, and are engaged in carrying out, InforMedix's strategic business plan. The loss of the services of Dr. Kehr, or Mr. Dulin could seriously harm InforMedix's ability to implement its strategy. A failure to implement InforMedix's business strategy could result in the cessation of InforMedix's operations which would have a material adverse effect on our company and on your investment.

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

The testing, manufacture, marketing and sale of InforMedix's planned product will involve an inherent risk that product liability claims will be asserted against it. We currently have a general liability policy with an annual aggregate limit of $1 million with a $1 million limit per occurrence and product liability insurance with an aggregate limit of $1 million. This insurance may prove inadequate to cover claims and/or litigation costs. Product liability claims or other claims related to InforMedix's planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent InforMedix from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of InforMedix's Med-eMonitor.

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

Employees

InforMedix currently has six employees and eight part-time consultants. These include its Chief Executive Officer, Senior Vice President of Business Development and Operations, Vice President of Research and Development, Director of Software Development and Chief Financial Officer and General Counsel.

Item 2. Description of Property

InforMedix leases facilities in Rockville, Maryland from a non-affiliated landlord. These facilities encompass approximately 1,000 square feet and serve as InforMedix's corporate headquarters and operations center. The current lease commenced on March 1, 2004, for a one-year term at $2,408 per month.

InforMedix believes that it has adequate facilities to conduct its current operations, and does not expect to seek additional administrative offices and/or research facilities in the near term. It has no current proposed programs for the renovation, improvement or development of current facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On October 20, 2004 (adjourned from October 13, 2004), InforMedix held its Annual Meeting of Stockholders (the "Meeting").

      (b) The following directors were elected at the Meeting: Bruce A. Kehr, Harris Kaplan, Rhonda Friedman, Bert W. Wasserman and Douglas G. Watson.

      (c) The following number of shares were voted for or against the election of the following directors as described:

                                               For                     Against
                                            ----------                ---------
                  Bruce A. Kehr             12,698,233                 140,347
                  Harris Kaplan             12,698,233                 140,347
                  Rhonda Friedman           12,698,233                 140,347
                  Bert W. Wasserman         12,698,233                 140,347
                  Douglas G. Watson         12,698,233                 140,347

      There were no abstentions.

      The holders of 7,041,325 shares of stock voted for the adoption of the 2004 Equity Incentive Plan and that the holders of 3,535,489 shares of stock had voted against the plan. The holders of no shares of stock abstained from voting.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the NASD Over-the-Counter Bulletin Board under the symbol "IFMX" since July 30, 2003. The following table sets forth the high and low closing bid prices for the Common Stock, as reported by Pink Sheets, LLC for the periods indicated below. The following quotations represent prices between dealers and do not include retail markups, markdowns or commissions. These do not represent actual transactions and have not been adjusted for stock dividends or splits.


             2004                         High          Low

            Fourth Quarter                 $ .35          $ .19
  (October 1 - December 31, 2004)

         Third Quarter                     $ .34          $ .23
  (July 1 - September 30, 2004)

         Second Quarter                    $ .85          $ .28
  (April 1 - June 30, 2004)

         First Quarter
  (January 1- March 31, 2004)              $1.35          $ .42

             2003
        Fourth Quarter
(October 1- December 21, 2003)             $ .65          $ .18

        Third Quarter
(July 30 - September 30, 2003)             $ .55          $ .16

As of March 9, 2005, there were 228 holders of record of our Common Stock. On March 25, 2005, the closing price of our Common Stock was $.35 per share.

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

The sales of unregistered securities by InforMedix during the year ended December 31, 2004 were previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               Reverse Acquisition

Founded in 1997, InforMedix has developed and integrated a portable patient-interactive monitoring device, hardware, software and network communications system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor((TM) ) System leverages InforMedix's strong intellectual property with 15 patents issued and 14 patents pending.

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

Company has Emerged from Development Stage

InforMedix was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" for all previously filed financial statements. InforMedix had devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It had sold Med-e Monitors to academic centers to complete grant-funded clinical research on a limited basis, and completed the design of its product and initiated the first run of scalable manufacturing in preparation for expansion of sales activities. The Company generated its first sale of its scalable manufactured Med-eMonitor System in the first quarter on 2004 and has consequently emerged from its development stage.

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

Intellectual Property Assets

InforMedix owns 15 issued U.S. and Foreign patents and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at December 31, 2004.

Internal Use Software Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ended December 31, 2004 and December 31, 2003 have been expensed as research and development expense.

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $21,155 and $5,741 for the years ended December 31, 2004 and 2003, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

The following is a reconciliation of the computation for basic and diluted EPS:



                                                        December 31,   December 31,
                                                           2004           2003
          Net Loss                                     $ (2,274,367)   $ (1,949,621)
                                                       ------------    ------------

          Weighted-average common shares                 22,828,502      12,004,771
            outstanding (Basic)

          Weighted-average common stock equivalents:
                Stock options                                    --              --
                Warrants                                         --              --
                                                       ------------    ------------

          Weighted-average common shares
              outstanding (Diluted)                      22,828,502      12,004,771
                                                       ============    ============
Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the interest on the underlying instruments are deemed to be at fair market value.



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

InforMedix measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period began in the period in which the options were granted.

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

Results of Operations

For the year ended December 31, 2004, compared to the year ended December 31, 2003.

The Company recognized $28,750 in revenues from the sale of its Med-eMonitor(TM) System for the year ended December 31, 2004. This represents the first revenues generated since the completion of the first commercially released product. As such, the Company has now emerged from its development stage. The Company did not recognize sales revenue for the prior year ended December 31, 2003. The product was still in the development stage during that time period, and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through the completion of its development stage at December 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor(TM) units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

Compensation expense for the year ended December 31, 2004 of $580,308 increased by $374,494 (182%) compared to $205,814 for the prior year. The increase resulted from the Company hiring its CFO and General Counsel and Senior Vice President for Business Development and other administrative personnel to support operations. Previously, despite limited cash, the Company was able to recruit and retain key executives primarily through the issuance of stock options in lieu of cash compensation.

Selling, general and administrative expenses for the year ended December 31, 2004 of $1,164,691 increased by $133,240 (12.9%) compared to $1,031,451 for the prior year. The increase resulted primarily from increased sales and marketing expense, professional fees as a result of being a public company, consulting fees and printing charges associated with SEC filings, and increased insurance expense. In January 2004, certain vendors agreed to receive partial compensation in the form of stock.

Research and Development expenses for the year ended December 31, 2004 of $534,596 decreased by $20,584 (3.7%) compared to $555,180 for the prior year due to testing and validation of software development work in the prior year related to the first generation of the Med-eMonitor(TM) system, and next generation database development. In January 2004, certain vendors assisting with research and development agreed to receive partial compensation in the form of stock.

Depreciation and Amortization expense decreased by 46% for the year ended December 31, 2004, when compared to the prior year by $13,874 to $16,433. This decrease resulted primarily from the disposition of certain computer equipment in 2003.

Interest expense paid decreased by 93% from $127,090 for the year ended December 31, 2003 to $8,633 for the year ended December 31, 2004. This decrease resulted primarily from a substantial reduction in Notes Payable from $220,094 as at December 31, 2003, to zero as at December 31, 2004. The Company's outstanding Notes Payable had been reduced from $1,469,890 at December 31, 2002 to $220,094 at December 31, 2003.

Liquidity and Capital Resources

The Company does not have an operating line of credit from a financial institution and consequently relied on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitor(TM) units. The Company had monies on deposit of $95,146 at December 31, 2004, as compared with $458,468 at December 31, 2003. Subsequent to December 31, 2004, the Company obtained gross proceeds of $629,730, from the exchange offer with existing warrantholders (the "Exchange Offer"), in addition to $101,000 which was raised on December 30, 2004. Meyers Associates L.P., an NASD member firm, and the Company's placement agent for its 2004 Equity Offering (defined below), received an aggregate of $95,030 in consulting and advisory fees in connection with the Exchange Offer. The Company issued an aggregate of 8,971,355 of Common Stock in exchange for 9,970,299 Class A Warrants and 9,970,299 Class B Warrants to purchase 4,985,150 shares or an aggregate of 14,955,498 shares of Common Stock in connection with the Exchange Offer.

Pursuant to the terms of the Exchange Offer, the Company issued shares of Common Stock in exchange for 100% of Class A Warrants and Class B Warrants held by warrantholders, plus $.44 per share, equal to (a) 16.818% of the shares of Common Stock otherwise issuable upon exercise of the Class A and Class B Warrants currently held by the investor, and (b) 100,000 shares of Common Stock, for each 135,136 Class A Warrants and 135,136 Class B Warrants surrendered plus $10,000 cash. We issued an additional 42,157 shares of Common Stock on the same terms as the Exchange Offer to each of two independent directors who held 46,419 Class A Warrants and Class B Warrants. We received an aggregate of $731,000 of gross proceeds from the Exchange Offer which is being used for general working capital purposes.

In addition, we issued to our placement agent and its assignees an aggregate of 4,542,199 shares of Common Stock in exchange for placement agents warrants issued in connection with the 2004 Equity Offering to purchase an aggregate of approximately 10,093,752 shares of Common Stock. Pursuant to the terms of a Placement Agent Exchange Offer conducted in February 2005, the Company issued in exchange for 99.6% of the shares of Common Stock, Class A Warrants and Class B Warrants issuable upon exercise of placement agent warrant held by the Placement Agent and its assignees, shares of Common Stock equal to 45% of the shares of Common Stock otherwise issuable upon exercise of the Placement Agent Warrants. These warrants were exercisable for Units consisting of 135,136 shares of Common Stock, 135,136 Class A Warrants and 135,136 Class B Warrants to purchase 67,568 shares of Common Stock, or an aggregate of 337,840 shares, and were exchanged at a rate of 45% for each share issuable. This offering did not involve any general solicitation and was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In March 2004, the Company completed its raise of $5,000,000 (the "Equity Offering"), through a private placement offering pursuant to a Placement Agent

Agreement entered into with Meyers Associates, L.P. Pursuant to the Private Placement Memorandum, the Company offered and sold maximum of $5,000,000 of its securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common Stock issued, the Company also issued one Class A Warrant and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On December 2, 2003, December 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450, $1,205,000 and $1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.28 per share. In addition, the placement agent received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until December 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The Company used a portion of the proceeds from the Equity Offering to substantially reduce its debt burden. As a result, the total liabilities of the Company were reduced from $760,510 at December 31, 2003 to $317,530 at December 31, 2004.

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

In April 2003, the Company had borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This note matured on December 7, 2003 and was repaid with $60,250 of interest. The note had provisions for the issuance of 800,000 stock warrants (post-split), which were replaced by 250,000 warrants exercisable at $1.50 per share. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the terms and conditions of the private placement offering. The $375,000 was converted into units in the Company's private placement in December 2003 at the Equity Offering price of $.37 per unit. This Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000 which was repaid in December 2003. This offering did not involve any general solicitation and was exempt from registration pursuant to
Section 4(2) of the Securities Act.

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

The Company had entered into six promissory notes dated August 31, 2003 and September 10, 2003 with private and institutional individuals obtained through the Company's investment banker Meyers Associates, L.P. These individuals loaned $400,000 collectively to the Company in notes that matured on August 31, 2004. The notes accrued interest at a rate of 10% per annum. Aggregate interest of $11,480 was paid by the Company on these notes prior to their maturity. An aggregate of $300,000 principal amount of these notes were converted into units of the Company's Equity Offering described above and $100,000 principal amount was repaid from proceeds of the private placement. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had working capital of $30,737 at December 31, 2004, which produced a current ratio of 1.1 to 1.0. At December 31, 2003, the working capital deficit was $(190,832) and the current ratio was 0.75 to 1.0. We have funded the business throughout the development stage primarily through research grants, equity and convertible debt investments from accredited investors, short-term borrowing and then equity financings.

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

We believe the Company will meet working capital requirements for the next 12 months from invested capital and sales. The expected growth of the business will have to be partially funded by additional equity to support the higher inventory and accounts receivable levels. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to enhance our products, take advantage of future sales opportunities or respond to competitive pressures, or continue to conduct our business operations.

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

ITEM  8A. CONTROLS AND PROCEDURES.

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

ITEM  8B. OTHER INFORMATION.

          None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets for the names, ages and positions of all of Informedix executive officers and directors. Each director holds office for a term of one year, or until a successor has been duly elected and qualified, or until his earlier death, resignation or removal. Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board of Directors. Our directors and executive officers are as follows:

    NAME                AGE   PRINCIPAL POSITIONS AND OFFICES WITH OUR COMPANY
    ------------------ ----- -------------------------------------------------

    Bruce A. Kehr          55   Chairman of the Board and Chief Executive
                                Officer and Director

    Davison R. Dulin       47   Senior Vice President of Business Development
                                and Operations

    Arthur T. Healey       44   Chief Financial Officer, General Counsel
    C.P.A., J.D.                and Secretary

    P. Michael Gavin       51   Vice President of Research and Development

    Rhonda B. Friedman     54   Director

    Phillip Gross, C.P.A   52   Director

    Harris Kaplan          53   Director

    Robert Rubin           64   Director

    Douglas G. Watson      58   Director

      Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.


BRUCE A. KEHR, M.D. has been the Chairman of the Board of Directors and Chief Executive Officer of InforMedix, Inc. since its formation in 1997. Dr. Kehr is a forensic consultant in neuropsychiatry and traumatic brain injury and a practicing physician. Since 1982, Dr. Kehr has been the President of Contemporary Psychiatric Services, a psychiatric group practice he formed which employs 10 full and part-time employees. Dr. Kehr is the inventor of fifteen issued patents and fourteen pending patents in the United States, Europe, Japan, Canada, Australia, Mexico, and South Korea, as well as issued and pending trademarks and service marks. In 1995, he was named in Who's Who of American Inventors. He has actively written and lectured on neuropsychiatry aspects of traumatic brain injury and on medication noncompliance, a field in which he is recognized as an expert. Dr. Kehr received his Bachelors degree from the University of Pennsylvania in 1971, followed by his Medical degree from Georgetown University School of Medicine in 1975.

DAVISON R. DULIN became the Senior Vice President of Business Development and Operations of Informedix Holdings, Inc. effective September 30, 2004. Prior thereto, from February 15, 2004, he served as Vice President of Sales and Marketing. From July 2001 until February 2004, he served as the Vice President of Marketing and Sales of Database Publishing Group, Inc. From August 1998 until April 2001, Mr. Dulin was employed by HealthOnline, Inc., serving as Executive Vice President Marketing and Sales/Director from August 1998 until June 2000 and then President/Director from June 2000 until April 2001. In June, 2001, HealthOnline, Inc., filed for bankruptcy in Baltimore County, Maryland. From January 1997 until August 1998, he was the Executive Vice President of Marketing and Sales for FutureHealth Corporation. Mr. Dulin graduated from Davidson College in 1980 with a B.A.. in Chemistry. Mr. Dulin also spent more than 12 years at Ciba Pharmaceuticals, where he held numerous senior positions including marketing and sales director of the company's UK division, vice president of marketing, and executive director and head of headquarter sales.

Arthur T. Healey, C.P.A., J.D. has served as the Chief Financial Officer of InforMedix, Inc. since February 2002, General Counsel of InforMedix Holdings, Inc. since July 2003 and corporate Secretary since January 2004. Mr. Healey is directly responsible for strategic planning, financial reporting, compliance with securities laws, contract negotiation, administration of stock incentive plans, corporate recordkeeping, and financial modeling. Mr. Healey also provides support for investor relations and corporate finance functions. He served as the Chief Financial Officer for the BioMedical Development Corporation, from January 2001 until July 2003. He previously served as a Senior Manager and/or Manager with "Big Five" accounting firms Ernst & Young, Coopers & Lybrand, and KPMG Peat Marwick over a twelve year period ranging from 1986 to 1989, and 1991 through September 2000. He was also the Chief Financial Officer for an early stage business accelerator in King of Prussia, PA called GoHealth NetwoRx from September 2000 through December 2003. Mr. Healey is a certified public accountant and an attorney with over fifteen years experience working with entrepreneurial companies in the healthcare, telecommunications, and financial services industries. Mr. Healey received his Bachelors degree in Accounting from Villanova University in 1983 and graduated cum laude from Villanova Law School in 1991, where he was a member of the Villanova Law Review.

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

Significant Consultant

Remie J. Smith, BSEE 44, Director of Software Development

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

Board of Directors

Bruce A. Kehr, M.D., Chairman, see description above.

Rhonda B. Friedman, Sc.D. has been a director of InforMedix since February 2001. Since January 1997, she has served as the President and Chief Operating Officer of Coagulation Diagnostics, Inc., a company specializing in the development of tests for hypercoagulability, or the tendency to form blood clots. From October

1987 until January 1997, Dr. Friedman worked at the MEDSTAT Group in Washington, D.C., a company specializing in medical database development. During her tenure at MEDSTAT, she held such positions as Director of Clinical Research and Outcomes, Acting Vice President and General Manager of the Research and Policy Division, and Vice President of Disease Management. Dr. Friedman has a wide range of experience in global clinical trials, outcomes research, strategic business planning, business development, and financial and personnel management. Dr. Friedman earned her Bachelors degree from Hobart and William Smith Colleges in 1971. She has also earned an Sc.M. in 1974 and Sc.D. in 1978 from the John Hopkins University School of Hygiene and Public Health.

Phillip Gross was elected to the InfoMedix Holdings, Inc. Board of Directors on January 24, 2005. He has over 30 years of finance, business, and healthcare related experience. Since March 1, 2005, Mr. Gross has served as a consultant to and prior thereto, from February 2004, he was the Senior Vice President of Business Development and Chief Financial Officer of Dr.First.com, Inc. From May 2002 until January 2004, Mr. Gross was an independent consultant. Prior thereto from December 1998 he was President, Vice Chairman and a Director of PrimeWire, Inc. He began his career as a management consultant with the International Association of Chiefs of Police, Hallcrest Systems and Cresap, McCormack and Paget. He then entered the telecommunications and information services industry in 1981. Mr. Gross spent four years with MCI during which he held senior management positions on the Corporate Staff and in MIS, and spent three years as the CFO of America Online. For the last 20 years, he has co-founded or been involved during the development stage with several business services, healthcare and information technology companies in which he held senior financial and operating positions, or served as an "angel investor", board member, consultant and/or advisor. During the 1998-1999 academic year, Mr. Gross served as the Entrepreneur-in-Residence at the Dingman Center for Entrepreneurship, at the R.H. Smith School of Business, University of Maryland; he was an Adjunct Professor of Entrepreneurship at the Smith School through Spring 2002. He is active in the venture capital community as both the recipient of venture capital funds as an early stage investor. He holds B.A. and M.P.A. degrees from Syracuse University and obtained his Certified Public Accountant and Certified Internal Auditor certificates in 1978.

Harris Kaplan, MBA has been a director of InforMedix since August 2001 and is Chairman of the Compensation Committee. Since May 1999, Mr. Kaplan has been the Chief Executive Officer of the Collaborative Consulting Group, providing strategic guidance to pharmaceutical and biotechnology companies, for the commercialization and licensing of new pharmaceutical products. In September 1980, Mr. Kaplan co-founded Migliara-Kaplan Associates, which became the largest healthcare custom marketing research and strategic planning company in the world with revenues in excess of $45 million. Migliara-Kaplan specialized in helping pharmaceutical, diagnostic, and medical device companies identify new product opportunities and then maximizing the commercial potential of new products in development. Migliara-Kaplan clients included virtually all of the major pharmaceutical companies as well as many of the largest diagnostics companies in the United States and in Europe. During his tenure at Migliara-Kaplan, Mr. Kaplan was involved in the launch of over 50 new pharmaceutical products including, most recently, Prilosec, Nexium, Lipitor, Aricept, Celebrex, Norvasc, Cozaar, Tequin, and TNKase. He remained with Migliara-Kaplan until April 1999. Mr. Kaplan was an early investor in and consultant to several healthcare companies including Ventana Medical, Biosite, and Digene Corporation. Harris has also been an advisor to a number of venture capital groups including CW Group, Frazier & Co., DeNovo Ventures and Medicus Ventures. He received his Bachelors degree and MBA from Temple University.

Robert Rubin was elected to the InfoMedix Holdings, Inc. Board of Directors on January 24, 2005. He served as Founder, President and Chief Executive Officer of Lifetime Health, the largest home healthcare company in the U.S. from 1976 to 1987. Lifetime Health was listed on the New York Stock Exchange and was purchased by Olsten in 1993 for one billion dollars. Subsequently, Mr. Rubin has funded numerous companies in the home healthcare field including Metromedia Fibro-optics, Orthopedic Technologies and Stat Health. Mr. Rubin is currently Chairman of the Board of American United Global, Inc. and a director of Western Equipment. He is an investor and shareholder in numerous companies.

Douglas G. Watson became a Director of InforMedix in November 2001 and is Chairman of the Marketing and Sales Committee. In June 1999, he founded and currently serves as the Chief Executive Officer of Pittencrieff Glen Associates, a company which provides management consultant services. Mr. Watson's experience in the pharmaceutical industry spans from 1966 until May 1999. He joined Geigy
(UK) Ltd in 1966, working first in Operations Research and then in Corporate Planning. Following the Ciba-Geigy merger, he spent one year in Basel, Switzerland as the United Kingdom representative to an international integration team. He returned to the United Kingdom in 1973 as an accounting development and investment appraisal manager, and later as a headquarters management accountant. In 1978, Mr. Watson returned to Basel as personal assistant to the chairman of the Executive Committee. In 1981, he joined the United States Pharmaceuticals Division of Novartis Corporation as the Senior Vice President of Planning and Business Development, and a member of the Pharmaceuticals Management Committee. He served as the President of the Ciba Pharmaceuticals Division from 1986 until 1996, when he was appointed President and Chief Executive Officer of the Ciba-Geigy Corporation. During this ten year period, Mr. Watson was an active member of the Pharmaceutical Research & Manufacturers Association (PhRMA) Board in Washington, DC. Mr. Watson became President and Chief Executive Officer of Novartis Corporation in 1997 when the Federal Trade Commission approved the merger of Ciba-Geigy and Sandoz. Mr. Watson elected to take early retirement from Novartis in May 1999. Mr. Watson serves as Chairman of the Board of OraSure Technologies, Inc. and as a member of the Board of Directors for Engelhard Corporation, Dendreon Corporation, Genta, Inc., Bio Electronics, Inc., BioMimetic Pharmaceuticals Inc., Innovative Drug Delivery Systems, Inc. and BZL Biologics, Inc. Mr. Watson holds a Masters degree in pure mathematics from Churchill College, Cambridge University, and is a member of the Chartered Institute of Management Accountants. He has been an active supporter of America's Promise since its inception, and is the chairman of the Freedom House Foundation, a non-profit organization dedicated to treating high risk, adult men and women recovering from alcohol and drug addiction. He is a member of the Conference Board, and on the President's Advisory Board of Drew University.

      BOARD COMMITTEES

      Our Audit Committee consists of Phillip Gross, as Chairman, and Dr. Rhonda
B. Friedman and Harris Kaplan. Our Compensation Committee consists of Douglas G. Watson, as Chairman, and Harris Kaplan and Phillip Gross. We do not have a nominating committee or any other committee.

      DIRECTOR COMPENSATION

      The Compensation Committee has not yet determined our policy regarding compensation for serving on our board of directors. We reimburse our directors for their reasonable expenses incurred in attending meetings of our board.

      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2004, except that: Douglas Watson and Harris Kaplan, current independent directors, and Bert Wasserman, a former independent director, each filed a Form 5 reporting a transaction on June 30, 2004 in which he received securities in consideration for releasing the Company from a debt obligation.

CODE OF ETHICS

      On March 31, 2004 our Board of Directors adopted a Code of Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to the Secretary at InforMedix Holdings, Inc., Georgetowne Park, 5880 Hubbard Drive, Rockville, Maryland 20852. A copy of the Code of Ethics has been filed as an exhibit to our reports.

      The Company intends to disclose any waivers or amendments to its Code of Ethics in a report on Form 8-K Item 10 filing rather than from its website.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2004, 2003 and 2002 by those persons who served as chief executive officer during our 2004 fiscal year and each of our other executive officers who earned compensation in excess of $100,000 during such years.


Summary Compensation Table (1)

                        Annual Compensation Compensation                     Long-Term
                                                                               Shares             All Other
         Name and                                                            Underlying         Compensation (1)
Principal Position           Year          Salary               Bonus         Options
------------------           ----          ------               -----         -------
Bruce Kehr, CEO              2004        $ 102,075 (2)              0        1,650,000                  0
Bruce Kehr, CEO              2003        $  78,210 (2)              0          387,426                  0
Bruce Kehr, CEO              2002        $  37,692 (2)              0           67,888(3)               0
Arthur T. Healey, CFO        2004        $ 145,846                  0          187,500                  0
Davison R. Dulin, Senior VP  2004        $ 156,216                  0          900,000                  0
Michael P. Gavin, VP         2004        $ 154,500                  0          400,000                  0

(1) These compensation figures do not include the cost of benefits, including premiums for life insurance, and any other perquisites provided by us to such persons in connection with our business, all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.

(2) Dr. Kehr was to be paid a base salary of $200,000, however, as the Company was unable to pay his full base salary in cash it was paid partially in stock. On October 15, 2003, Dr. Kehr reduced his base salary to $100,000 until the Company receives $2 million in equity financing. See "Employment Agreements" below.

(3) Includes 116,366 shares issued upon conversion of options granted in connection with the August 14, 2002 merger between InforMedix, Inc. and IFAC, Inc.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options to the Named Executive Officers in during 2004, exclusive of options granted in January 2004 for services rendered during the fiscal year ended December 31, 2003 and reported by the Company in its Audit Report on Form 10-KSB for December 31, 2003, and also excludes options granted in 2005.

                   Number of Shares      Percent of Total Options
                  Underlying Options     Granted to Employees in      Exercise Price   Expiration       Grant
     Name               Granted                Fiscal Year              Per Share        Date            Date
     ----               -------                -----------              ---------       --------      ----------
Bruce A. Kehr          696,790                    18.7%                    $.32         9/23/2014      9/24/2004

Bruce A. Kehr          754,122                    20.2%                    $.30         9/23/2014      9/24/2004

Arthur T. Healey       114,100                     3.1%                    $.32         9/23/2014      9/24/2004

Davison R. Dulin       900,000                    24.1%                    $.32         9/23/2014      9/24/2004

Michael P. Gavin       359,597                     9.6%                    $.30         9/23/2014      9/24/2004

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table summarizes for the Named Executive Officers the total number of shares acquired upon exercise of options during the fiscal year ended December 31, 2004, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at December 31, 2004, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2004. The value of the unexercised, in-the-money options at December 31, 2004, is the difference between their exercise or base price, and the fair market value of the underlying common stock on December 31, 2004, which was less than the exercise of all options included in the table. The closing bid price of our common stock on December 31, 2004 was $.25.

                                                       Number of Securities             Value of Unexercised
                        Shares    Acquired Upon       Underlying Unexercised               In-The-Money
                       Exercise    of Options               Options at                      Options at
                        During    Fiscal 2004            December 31, 2004               December 31, 2004
     Name               Number   Value Realized     Exercisable    Unexercisable   Exercisable     Unexercisable
     ----               ------   --------------     -----------    -------------   -----------      -------------
     Bruce A. Kehr        0            0             399,088        1,550,912          -0-             -0-
     Arthur T. Healy      0            0             148,400          151,600          -0-             -0-
     Davison R. Dulin     0            0               -0-            900,000          -0-             -0-
     Michael P. Gavin     0            0             140,403          409,597          -0-             -0-

LONG TERM INCENTIVE PLANS--AWARDS IN THE LAST FISCAL YEAR

The following table summarizes for each Named Executive Officer each award under any long term incentive plan for the year ended December 31, 2004:

                                             Estimated Future Payouts under non-stock price
                                             based plans
         Number of       Performance or
         shares, units   other period
         or other        until maturation    Threshold         Target            Maximum
Name     rights          or payout           ($ or #)          ($ or #)          ($ or #)
----     ------          ---------           --------          --------          --------
None


Employment Agreements

InforMedix, Inc. entered into an employment agreement with Bruce A. Kehr, MD, Chairman and Chief Executive Officer on January 1, 2000 which was amended and restated on July 1, 2004. The term of such employment agreement shall continue until June 30, 2007. During the term of the agreement Dr. Kehr may continue to oversee the business operations of Contemporary Psychiatric Services Inc. and may continue to provide treatment to patients for up to 15 hours per week provided these activities do not prevent or impair Dr. Kehr's performance under the employment agreement. Dr. Kehr's base salary is $100,000 increasing to $225,000 when InforMedix obtains cumulative cash receipts of $2 million from sales, royalties, license fees or other income (collectively "Revenues"), or InforMedix obtains gross proceeds of at least $2 million from an equity offering. His base salary shall be subject to annual increases subject to approval by the Compensation Committee of our board of directors. He also will be entitled to an annual bonus at the discretion of the Compensation Committee of our board of directors. He agreed to convert $21,000 of accrued but unpaid salary into units identical to those of the Equity Offering, consisting of 58,892 shares of Common stock 58,892 Class A Warrants and 58,892 Class B Warrants to purchase 58,892 and 29,446 shares, respectively. Dr. Kehr shall be entitled to two bonuses of $40,000 each when InforMedix obtains $1 million and $2 million of Revenues. Dr. Kehr shall also be entitled to two bonuses of $17,500 each when InforMedix (a) successfully completes a test of the Company's Med-e-Monitor by a major pharmaceutical company and (b) executes an agreement for use of the Med-e-Monitor in a clinical drug trial for which InforMedix receives compensation. Dr. Kehr received $17,500 in January 2005 when the Company received written confirmation of successful completion of a pilot test. Under his employment agreement Dr. Kehr was granted an option to purchase 1,450,912 shares of Common Stock subject to shareholders approval of the 2004 Equity Incentive Plan.

His estate will also be entitled to receive one year's base salary in the event Dr. Kehr dies while employed by InforMedix. If Dr. Kehr is terminated other than for cause, death or total disability, then he is entitled to receive an amount equal to the product of his base salary for 12 months plus payment of all unused vacation time and unreimbursed expenses. Upon a change of control, if Dr. Kehr is terminated other than for cause or good reason, he shall be retained as Executive Vice President of InforMedix. Dr. Kehr shall be subject to non-competition and non-solicitation provisions with respect to any past or present customers and any employee or agent for the period of his employment plus 12 months after termination.

InforMedix has entered into an Employment Agreement with Arthur Healey as Chief Financial Officer and General Counsel. The agreement is for three years effective July 1, 2003. Mr. Healey's salary is $150,000 plus a bonus of up to 20% of salary based on milestones to be determined. Mr. Healey received stock options to purchase 112,500 shares of Common Stock at $1.00 per share in 2003 and stock options to receive an additional 114,100 shares of Common Stock, at $.32 per share in 2004, with vesting to occur over three years based on milestones established by the Compensation Committee. Mr. Healey also agreed to receive one-half of this compensation in cash and the other half in stock options for the first five months of his employment agreement. If there is greater than a 50% change in control all issued but unvested options shall vest immediately.

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

2003 Stock Incentive Plan

The Company has adopted the 2003 Stock Incentive Plan (the "2003 Plan") in order to motivate participants by means of stock options and restricted shares to achieve InforMedix's long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2003 Plan provides for the grant of any combination of stock options to purchase shares of Common Stock or restricted stock to our directors, officers, employees and consultants and those of our subsidiaries. The 2003 Plan which is administered by the Compensation Committee of our Board of Directors (presently comprised of Harris Kaplan (chair), Douglas Watson and Philip Gross), currently authorizes the issuance of a maximum of 1,250,000 shares of Common Stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2003 Plan shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("ISO's"), or non-qualified stock options ("NQSO's"). Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2003 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of December 31, 2004, 575,000 shares of Common Stock are issuable upon exercise of options granted under the 2003 Plan to the four officers of the Company. The remaining 675,000 options have been granted, including 316,667 schedule to vest on December 31, 2005. The 2003 Plan will terminate on February 6, 2013.

2004 Equity Incentive Plan

Our board of directors adopted the InforMedix Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan") and our stockholders approved the 2004 plan on October 20, 2004. We established the 2004 Plan to incentivize and retain key management personnel to grow our company and increase stockholder value. Under the 2004 Plan, we may issue stock options, or restricted stock. Options are issued to our management, and then vest based upon performance milestones achieved, as determined by the Compensation Committee of our Board of Directors. Awards to our board of directors and advisory board vest based upon their longevity of service to our company. The 2004 Plan authorized the issuance of 4,200,000 stock options of which 2,682,109 have been granted to date. The following persons were granted options: Dr. Bruce Kehr, Chief Executive Officer (1,450,912), Janet Campbell, former President (865,366), Davison Dulin, Senior Vice President of Business Development and Operations, (512,500), Arthur Healey, Chief Financial Officer (114,100) Michael Gavin, Vice President of Research and Development (359,597), Remie Smith, Consultant (190,000) and all directors as a group (500,000).

The 2004 Plan provides for the grant of stock options, which may be either ISO's or NQSO's. the exercise plan of an ISO must be no less than 100% of the fair market value of our common stock on the date of grant; and the exercise price of an NQSO must be no less than 85% of such fair market value. At the time of grant, the administrator will determine when options are exercisable and when they expire. In absence of such determination, each option will have a ten year term, with one quarter of the shares subject to the option becoming exercisable on the first anniversary of the option grant and with an additional one-quarter becoming exercisable on each of the next three anniversary dates. Their term of an option cannot exceed ten years, except in the case of an ISO granted to a person who beneficially owns 10% or more of the total combined voting power of all of our equity securities, referred to as a "10% stockholder." An ISO granted to a 10% stockholder cannot have a term exceeding five years, nor may such an ISO be exercisable at less than 110% of the fair market value of our common stock on the date of grant. ISOs may not be granted more than ten years after the date of adoption of the 2004 Plan by our board of directors, which was on August 23, 2004.

The 2004 Plan also provides for restricted stock grants subject to substantial risk of forfeiture; stock bonus awards without payment; stock appreciation rights and/or performance grants earned over a performance period.

Board of Directors 2005 Stock Option Plan

Our board of directors adopted the InforMedix Holdings, Inc. Board of Directors 2005 Stock Option Plan (the "BOD Plan") in January 2005, subject to stockholder approval. We established the BOD Plan to incentivize and retain independent directors to contribute materially to the long-term success of the Company. Under the BOD Plan, we may issue NQSO's to our directors. Awards to our board of directors are determined by the Compensation Committee of our Board of Directors. The following five independent directors were each granted NQSO's to purchase 270,000 shares of Common Stock on January 24, 2005: Douglas Watson, Harris Kaplan, Rhonda Friedman, Phillip Gross and Robert Rubin. These options will vest in equal one -third increments commencing on January 24, 2006 and on each of the next two anniversary dates.

Other Options

In January 2004, InforMedix granted the following options to employees for services rendered in 2003 in lieu of accrued but unpaid compensation: (a) an aggregate of 446,558 NQSO's which have vested to officers of the company exercisable at $1.00 per share; and (b) an aggregate of 160,967 options which have vested to officers of the Company in exchange for deferred compensation at $.37 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of 37,442,211 shares of our common stock outstanding, as of March 25, 2005 by:

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

                                                                                              Percentage of
                                                                 Amount and Nature of    Beneficial Beneficially
Name of Stockholder                                                Shares Ownership             Owned (1)
-------------------                                                ----------------             ---------
Bruce A. Kehr                                                         2,286,535(2)                 6.1%
Davison R. Dulin                                                            -0-(3)                    *
Arthur T. Healey                                                        188,400(4)                    *
P. Michael Gavin                                                        143,077(5)                    *
Rhonda B. Friedman                                                      179,248(6)(7)                 *
Harris Kaplan                                                           262,527(6)(7)                 *
Phillip Gross                                                            30,000(7)                    *
Robert Rubin                                                            134,115(7)(8)                 *
Douglas G. Watson                                                       194,981(6)(7)                 *
Meyers Associates, L.P.
45 Broadway, 2nd Floor
New York, NY 10006                                                    3,475,491(9)                 9.3%
Irving G. Snyder, Jr                                                  2,933,800(10)                7.4%
P.O. Box 367 45.32 State Road 14 Stevenson, WA 98684
All executive officers and directors as a group (9 persons )          3,418,883                    8.9%

* Less than 1% of the issued and outstanding shares.

(1) Does not include shares of Common Stock currently issuable upon: (i) exercise of 200,000 Common Stock Purchase Warrants, to purchase 400,000 shares at $2.50 per share which had been issued in connection with the Hunapu, Inc. initial public offering; (ii) exercise of warrants to purchase an aggregate of 2,280,833 shares of Common Stock issued in connection with loans to the Company;
(iii) exercise of 1,250,000 stock options issued under the Company's 2003 Stock Incentive Plan, of which 475,000 of these options are vested and 775,000 options will vest over the next four years; (iv) exercise of 4,200,000 stock options issuable under the Company's 2004 Equity Incentive Plan, of which 3,842,109 options have been granted and no options are vested; (v) exercise of 660,640 stock options granted outside of the Company's plan; (vi) exercise of common stock purchase warrants to purchase 800,000 shares issued in connection with the Company's $400,000 Bridge Financing and an additional 240,000 placement agent warrants; (vii) approximately 3,881,253 A Warrants to purchase 3,881,253 shares of Common Stock; 3,881,253 B Warrants to purchase 1,940,627 shares of Common Stock and placement agent warrants to purchase .12 units or an aggregate of 40,541 shares of Common Stock issued in the Equity Offering which were not part of the Placement Agent Exchange Offer covered by this Prospectus and (viii) exercise of 2,000,000 stock options issuable under the Company's Board of Directors Stock Option Plan, of which 1,350,000 options have been granted and 150,000 options are vested.

(2) Includes 399,088 shares issuable upon exercise of presently-exercisable stock options and 100,838 shares issuable upon exercise of warrants issued in exchange for accrued and unpaid compensation. Does not include up to 1,990,912 shares of Common Stock issuable upon exercise of options not currently exercisable.

(3) Excludes 1,000,000 shares issuable upon exercise of options not currently exercisable.

(4) Includes 148,400 shares issuable upon exercise of presently-exercisable stock options. Does not include up to 301,600 shares of Common Stock issuable upon exercise of options not currently exercisable.

(5) Includes 140,403 shares issuable upon exercise of presently-exercisable warrants and options. Does not include 584,597 shares of Common Stock issuable upon exercise of options not currently exercisable.

(6) Includes 75,000 shares issuable upon exercise of presently-exercisable options.

(7) Includes 30,000 shares issuable upon exercise of presently-exercisable options, but excludes the 240,000 shares issuable upon exercise of options not currently exercisable.

(8) Includes 54,115 shares owned and 50,000 shares issuable upon exercise of presently-exercisable warrants owned by American United Global, Inc. ("AUGI") of which Mr. Rubin is Chairman of the Board. Does not include 623,216 shares owned and 69,629 shares issuable upon exercise of presently-exercisable warrants owned by the Rubin Family Trust all of which Mr. Rubin disclaims beneficial ownership.

(9) Of this amount, 648,998 shares are owned by Bruce Meyers. Mr. Meyers is president of Meyers Associates, L.P. and has the power to control the vote and disposition of the shares of the Company's common stock owned by Meyers Associates L.P.

(10) Irving Snyder, Jr. has advised the Company that he currently beneficially owns replacement warrants to purchase 250,000 shares of Common Stock, exercisable at $1.50 per share, which were issued in connection with his April 2003 Bridge loan to the Company and 150,000 warrants issued in November 2003 in connection with a bridge loan. As per his October 2003 restructuring of the loan he purchased $375,000 of units, or an aggregate of 7.5 units consisting of 1,013,520 shares of Common Stock and 1,520,280 shares issuable upon exercise of Class A and Class B Warrants included in the Units, plus the 400,000 warrants currently owned, or an aggregate of 2,933,800 shares of Common Stock. See Item
12. "Certain Relationships and Related Transactions."


Equity Compensation Plan Information

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2004:

      o the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column A).

      o the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

      o the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be   Weighted-average exercise    future issuance under
                                issued upon exercise of      price of outstanding         equity compensation plans
                                outstanding options,         options, warrants and        (excluding securities
                                warrants and rights          rights                       reflected in column (a))
                                         (a)                          (b)                            (c)
Equity compensation plans
approved by security holders             4,432,109                        $.44                     1,017,891
Equity compensation plans not
approved by security holders               660,640                        $.85                           N/A
Total                                    5,092,749                        $.50                     1,017,891


Item 12. Certain Relationships and Related Transactions

The employment agreements we entered into with each of Bruce Kehr, Arthur Healy and Davison Dulin are discussed in the "Employments" subsection set forth previously in this Prospectus.

InforMedix issued a total of 18,464 shares of common stock to the Biomedical Development Corporation ("BMDC") for marketing, financial and accounting services rendered during 2002 and 20,000 shares in 2004 in settlement of a disputed amount issued for past services. Arthur Healey, Chief Financial Officer of InforMedix, formerly owned approximately 27% of BMDC prior to July 2003, and was its then Chief Financial Officer. Douglas Dieter, former Director of Marketing of InforMedix, owns approximately 71% and is the President of the BMDC. Mr. Healey resigned from BMDC effective June 30, 2003 and disclaims any beneficial ownership to any of the 38,464 shares issued to BMDC. BMDC was also paid $11,500 cash for services rendered during 2002 and $47,530 for the year ended December 31, 2003.

P. Michael Gavin, Vice President of Research and Development of InforMedix, received $112,503 in consulting fees or other cash compensation in 2003 and $154,500 in 2004. Mr. Gavin is an independent contractor and received all compensation through Somerset Consulting LLC.

Bruce Kehr, Chairman and Chief Executive Officer of InforMedix, currently holds a warrant to purchase up to 12,500 shares at an exercise price of $3.00 per share. This warrant expires on September 25, 2007. He also held a convertible promissory note in the principal amount of the $25,000 bearing interest at 12% per annum that automatically converted into shares of common stock of InforMedix at a conversion price of $2.00 per share upon the merger of InforMedix into a public company in May 2003. Dr. Kehr was also granted performance and compensation options prior to the merger of InforMedix, Inc. into InforMedix Acquisition Corp. These options have already been converted into common stock. Dr. Kehr also converted $21,790 of accrued but unpaid salary at December 21, 2003, into units identical to those of the Equity Offering consisting of 58,892 shares of Common Stock, 58,892 Class A Warrants and 58,892 Class B Warrants.

Douglas Watson and Harris Kaplan, members of the InforMedix's board of directors, Bert Wasserman, a former member of the Board of Directors and Robert Rubin, an affiliate of a principal shareholder and a current member of the Board of Directors, each had an outstanding loan to InforMedix in the principal amount of $15,000. These notes were payable in August 2003 with interest at 6% per annum and were extended at 12% per annum. On March 4, 2004, these notes were each converted into 46,419 shares of common stock, 46,419 Class A Warrants and 46,419 Class B Warrants.

InforMedix executed a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. InforMedix commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and InforMedix was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001 whereby InforMedix was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The unpaid balance on the note payable at September 30, 2002 was $267,500. The balance was due on November 30, 2004, however, was repaid in August 2004. The note was guaranteed by Dr. Bruce Kehr and certain other shareholders of InforMedix personally. For their personal guarantees and confessions of judgment on the note, the other shareholders were given shares of InforMedix common stock including 5,750 shares received by Dr. Kehr.

In August 2002, InforMedix executed a subordinated promissory note with Rockwell Capital Partners, LLC, its then investment banker, in the amount of $50,000. The promissory note bore interest at a rate of 12% per annum, and automatically converted into shares of the common stock of InforMedix at $2.00 per share, upon the merger into a public company in May 2003. Interest expense on this note was $1,000 for the nine months ended September 30, 2002. This promissory note was subsequently transferred to Old Oak Fund, a greater than 5% shareholder of InforMedix.

In August 2002, InforMedix entered into an additional loan obligation with Rockwell Capital Partners, in the amount of $100,000 for amounts Rockwell advanced to a public relations firm for consulting services. This public relations firm was subsequently reported as defunct by Rockwell. On August 14, 2002, fifty (50%) percent of the loan obligation was converted into 2,350,000 shares of common stock of InforMedix Acquisition Corp. The stock was issued at just over par value, and was issued as founders stock. The remaining fifty percent of the loan obligation was subsequently converted into a subordinated promissory note held in the principal amount of $50,000 by Allied International Fund, an affiliate of Rockwell Capital Partners. The promissory note bore interest at a rate of 12% per annum, and automatically converted into shares of common stock of InforMedix at $2.00 per share upon the merger into a public company in May 2003.

The spouses of Robert DePalo and Kenneth Orr, a principal and a former principal of Rockwell Capital Partners, own the capital stock of Hughes Holdings, LLC. Messrs. DePalo and Orr disclaim beneficial ownership of Hughes Holdings, LLC, which was formed for estate planning purposes. Hughes beneficially owned 16.67% of Hunapu Common Stock at the time of the merger.

On September 25, 2002, InforMedix executed a promissory note with American United Global, Inc. ("AUGI") in the amount of $100,000. The promissory note bore interest at a rate of 12% per annum, and automatically converted into shares of common stock of InforMedix at $2.00 per share upon the merger with a public company in May 2003. Interest expense on this note was $1,000 for the nine months ended September 30, 2002. Robert Rubin, Chairman of the Board of AUGI became a director of the Company in January 2005, and is the original grantor of The Rubin Family Irrevocable Trust, a New York family investment trust; however, he disclaims beneficial ownership of all the capital stock of the trust, which owned 550,000 shares of InforMedix.

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

In connection with the above described loan terminations, InforMedix Inc. issued warrants to purchase 25,000 shares to each of Allied International Fund, and Old Oak Fund and 50,000 shares to American United Global Inc. These warrants expire on August 1, 2008. They are each exercisable at $3.00 per share, subject to adjustment. See "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters," below.

On April 9, 2003, InforMedix, Inc. entered into a Security and Loan Agreement with Irving G. Snyder, Jr. (the "Lender") pursuant to which it issued a secured convertible promissory note (the "Note") in the amount of $750,000. The Note bore interest at the rate of 12% per annum. The loan was collaterized by a first lien on InforMedix 's patents. Warrants to purchase an aggregate of 800,000 shares of Common Stock were issued to three persons exercisable at $3.00 per share for a five-year period. InforMedix and the Lender restructured the loan in October 2003, to extend the loan from October 7, 2003, until the earlier of (i) December 7, 2003, or (ii) the closing of at least $2 million from the Offering or another capital stock financing (the "Closing"). In consideration of the above loan restructuring, the 800,000 outstanding warrants exercisable at $3.00 per share were replaced by warrants to purchase 250,000 shares of Common Stock exercisable at $1.50 per share. Upon the Closing of the Offering, the Lender was repaid $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into $375,000 of Units as part of the Offering. When the loan was repaid, the loan agreement and related security interest was terminated. The Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

Any future transactions with officers, directors or 5% shareholders will be on terms no less favorable to the Company than could be obtained from independent third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

Exhibit
Number  Description
------  -----------

 3.1    Articles of Incorporation, as amended (1)
 3.2    By-Laws. (1)
 4.1    Specimen common stock certificate. (1)
 4.2    Specimen Class A Warrant certificate. (1)
 4.3    Specimen Bridge Warrant certificate (5)
 4.4    Specimen Class A Warrant certificate from Private Placement (5)
 4.5    Specimen Class B Warrant certificate from Private Placement (5)
 4.6    Specimen Placement Agent Warrant certificate from Private Placement (5)
 10.1 Employment Agreement dated January 1, 2000 between InforMedix Inc. and Bruce A. Kehr, as amended on February 5, 2001. (2)
 10.2 Employment Agreement dated January 18, 2001 between InforMedix Inc. and Janet Campbell. (2)
 10.3 Employment Agreement dated as of February 15, 2004, between InforMedix, Inc. and Davison R. Dulin. (4)
 10.4 Employment Agreement dated as of October 23, 2003, between InforMedix, Inc. and Arthur Healey.(4)
 10.5 Intellectual Property Security Agreement dated September 5, 2002 and Letter Agreement by and among InforMedix Inc., Dr. Bruce Kehr, American United Global Inc. and Rockwell Capital Partners, LLC. (2)

10.6 Letter Agreement dated February 6, 2003 between InforMedix Inc. and Rockwell Capital Partners, LLC. (2)
10.7 Lease dated March 1, 2003, by and between Augusto Tono and InforMedix Inc. (2)
10.8 Senior 12% Convertible Secured Promissory Note dated August 2, 2002 from InforMedix, Inc. to Old Oak Fund in the principal amount of $50,000.(2)
10.9 Senior 12% Convertible Secured Promissory Notes dated August 2, 2002 from InforMedix, Inc. to Allied International Fund in the principal amount of $50,000.(2)
10.10 Senior 12% Convertible Secured Promissory Note dated September 25, 2002 from InforMedix Inc. to American United Global, Inc. in the principal amount of $100,000.(2)
10.11 Warrant to purchase 50,000 shares of Common Stock of InforMedix Inc. prior to August 1, 2008 issued to Allied International Fund (substantially the same as warrants issued to Old Oak Fund and American United Global, Inc.). (2)
10.12   Promissory Note dated May 18, 2001 from InforMedix to United Bank.(2)
10.13 Change in Terms Agreement dated August 1, 2001 by and between InforMedix and United Bank.(2)
10.14 12% Promissory Note dated January 30, 2002 from InforMedix to Bert Wasserman in the aggregate amount of $15,000 (substantially the same as notes issued to Robert Rubin, Harris Kaplan and Strategic Media Group,
        LLC).(2)
10.15 12% Promissory Note dated August, 2002 from InforMedix to Douglas G. Watson in the principal amount of $15,000.(2)
10.16 Security and Loan Agreement between InforMedix and Private Investors Equity, LLC, and Senior Convertible Promissory Note in the principal amount of $350,000 and Warrant to Purchase Shares issued to Private Investors Equity, LLC, each dated as of November 4, 2002.(3)
10.17 Placement Agent Agreement dated as of August 21, 2003, by and between InforMedix Holdings, Inc. and Meyers Associates, L.P. (4)
10.18 Amendment No. 1 to Employment Agreement between Bruce A. Kehr and InforMedix, Inc. dated as of February 5, 2001. (4)
10.19 Amendment No. 2 to Employment Agreement between Bruce A. Kehr and InforMedix, Inc. dated October 2003. (4)
10.20 Amendment No. 1 to Employment Agreement between Janet Campbell and InforMedix, Inc. dated as of October 15, 2003. (4)
10.21 Security and Loan Agreement (without exhibits) between InforMedix Acquisition Corp., InforMedix, Inc. and Irving G. Snyder, Jr., and Secured Convertible Promissory Note in the principal amount of $750,000 and Warrant to Purchase Shares issued to Irving Snyder, each dated as of April 9, 2003.(4)
10.22 Letter Agreement between InforMedix Acquisition Corp., InforMedix, Inc. and Irving Snyder dated October 16, 2003. (4)
10.23   Form of Warrant Exchange Agreement dated December 22, 2004 (6)

10.24 Form of Placement Agent Warrant Exchange Agreement dated February 16, 2005 (6)
 14.1   Code of Ethics (4)
 21.1   List of Subsidiaries
*31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
*32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* filed with this Annual Report on Form 10-KSB

(1) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 33-45774), filed on September 14, 2000.
(2) Incorporated herein by reference from Exhibits to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2 (File No. 33-45774), filed on March 25, 2003.
(3) Incorporated herein by reference from Exhibits to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form SB-2 (File No. 33-45774), filed on April 7, 2003.
(4)   Incorporated herein by reference from Exhibits to the Registrant's Annual

      Report on Form 10-KSB for the year ended December 31, 2003 (File No. 000-50221), filed on April 5, 2004.

(5) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 333-112726)
(6) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 33-123237)

      (b) Reports on Form 8-K.

      1. Current Report on Form 8-K, dated October 11, 2004, reporting an item under Item 5.02 and filed on October 18, 2004

      2. Current Report on Form 8-K, dated October 12, 2004, reporting an item under Items 8.01 and filed on October 13, 2004

      3. Current Report on Form 8-K, dated September 27, 2004, reporting an item under Items 8.01 and filed on October 6, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The aggregate fees billed by our independent auditors, Bagell, Josephs & Company LLC, for each of our last two fiscal years are as follows:

                                 2004         2003
                              --------     --------

Audit Fees ..............      $17,500       $15,000

Audit-Related Fees ......      $     0       $     0

Tax Fees ................      $     0       $     0

All Other Fees ..........      $10,500       $ 7,000

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

                            INFORMEDIX HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                            INFORMEDIX HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page(s)
                                                                         -------
Report of Independent Registered Public Accounting Firm                        2

Consolidated Balance Sheets as of December 31, 2004 and 2003                   3

Consolidated Statements of Operations for the Years Ended
   December 31, 2004 and 2003                                                  4

Consolidated Statement of Changes in Stockholders' Equity
   (Deficit) for the Years ended December 31, 2004 and 2003                    5

Consolidated Statements of Cash Flow for the Years Ended
   December 31, 2004 and 2003                                              6 - 7

Notes to Consolidated Financial Statements                                8 - 33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
InforMedix Holdings, Inc.

Rockville, MD

We have audited the accompanying consolidated balance sheets of InforMedix Holdings, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. In the first quarter of 2004, the Company completed their $5 million equity raise. Management's operating and financing plans in regards to these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InforMedix Holdings, Inc., as of December 31, 2004 and 2003, and the results of its operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ BAGELL, JOSEPHS & COMPANY, L.L.C.
-------------------------------------
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

February 5, 2005


                                      -F1-

                            INFORMEDIX HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


                            ASSETS

                                                                       2004              2003
                                                                   ------------     ------------
Current Assets:
  Cash and cash equivalents                                        $     95,146     $    458,468
  Accounts receivable                                                    19,000               --
  Inventory                                                             208,791          103,200
  Prepaid expenses and other current assets                              25,330            4,410
                                                                   ------------     ------------

    Total Current Assets                                                348,267          566,078
                                                                   ------------     ------------

  Fixed assets, net of depreciation                                     102,489           18,683
                                                                   ------------     ------------

TOTAL ASSETS                                                       $    450,756     $    584,761
                                                                   ============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
  Current portion of note payable - bank                           $         --     $    115,694
  Notes payable - other                                                      --          104,400
  Current portion of obligations under capital lease                         --           24,961
  Accounts payable and accrued expenses                                 317,530          185,576
  Due to escrow agent                                                        --          126,000
  Liability for stock to be issued                                           --          200,279
                                                                   ------------     ------------

      Total Current Liabilities                                         317,530          756,910
                                                                   ------------     ------------

Long-term Liabilities:
  Note payable - bank, net of current maturities                             --               --
  Obligations under capital lease, net of current maturities                 --            3,600
                                                                   ------------     ------------

      Total Long-term Liabilities                                            --            3,600
                                                                   ------------     ------------

      TOTAL LIABILITIES                                                 317,530          760,510
                                                                   ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized
    0 shares issued and outstanding                                          --               --
  Common stock, $.001 Par Value; 80,000,000 shares authorized
    25,032,136 and 16,585,780 shares issued and outstanding              25,032           16,585
  Additional paid-in capital                                         16,342,923       13,768,028
  Accumulated deficit                                               (16,234,729)     (13,960,362)
                                                                   ------------     ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              133,226         (175,749)
                                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    450,756     $    584,761
                                                                   ============     ============


    The accompanying notes are an integral part of the consolidated financial statements.


                                       F2

                            INFORMEDIX HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FO THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                      2004             2003
                                                  ------------     ------------
OPERATING REVENUES
  Sales                                           $     28,750     $         --

DIRECT COSTS                                             5,499               --
                                                  ------------     ------------

GROSS PROFIT                                            23,251               --
                                                  ------------     ------------

OPERATING EXPENSES
   Compensation expense                                580,308          205,814
   Research and development                            534,596          555,180
   Selling, general and administrative expenses      1,164,691        1,031,451
   Depreciation and amortization                        16,433           30,307
                                                  ------------     ------------
       Total Operating Expenses                      2,296,028        1,822,752
                                                  ------------     ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (2,272,777)      (1,822,752)

OTHER INCOME (EXPENSE)
   Interest income                                       7,043              221
   Interest expense                                     (8,633)        (127,090)
                                                  ------------     ------------
       Total Other Income (Expense)                     (1,590)        (126,869)
                                                  ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES        $ (2,274,367)    $ (1,949,621)
Provision for Income Taxes                                  --               --
                                                  ------------     ------------

NET LOSS APPLICABLE TO COMMON SHARES              $ (2,274,367)    $ (1,949,621)
                                                  ============     ============

NET LOSS PER BASIC AND DILUTED SHARES             $   (0.09963)    $   (0.16240)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              22,828,502       12,004,771
                                                  ============     ============


    The accompanying notes are an integral part of the consolidated financial statements.


                                       F3

                            INFORMEDIX HOLDINGS, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                      ADDITIONAL
                                                              COMMON STOCK             PAID-IN        ACCUMULATED
DESCRIPTION                                                SHARES        AMOUNT        CAPITAL          DEFICIT         TOTAL
-----------                                              -----------    ---------    ------------    ------------    -----------
Balance, January 1, 2003                                  14,500,000    $  14,500    $      2,900    $    (48,749)   $   (31,349)

Net loss of Hunapu through merger                                 --           --              --          (3,621)        (3,621)

Cancellation of shares at time of merger                 (11,090,000)     (11,090)         11,090              --             --

Shares issued in connection with merger
  to acquire InforMedix                                   14,902,000       14,902      11,381,749     (11,958,371)      (561,720)

Shares issued for accrued interest                            19,192           18          18,833              --         18,851

Reverse 1:2 stock split                                   (9,165,596)      (9,165)          9,165              --             --

Shares issued in connection with equity financing, net     7,420,184        7,420       2,344,291              --      2,351,711

Net loss for the year                                             --           --              --      (1,949,621)    (1,949,621)
                                                         -----------------------------------------------------------------------

Balance, December 31, 2003                                16,585,780    $  16,585    $ 13,768,028    $(13,960,362)   $  (175,749)

Shares issued for accounts payable and accrued interest      281,050          282         151,203              --        151,485

Shares issued in connection with equity financing, net     6,093,412        6,093       1,906,930              --      1,913,023

Shares issued for services and compensation                  644,361          644         372,072              --        372,716

Shares issued for cash and warrant exchange                1,239,543        1,240          99,760              --        101,000

Shares issued for cash                                       187,990          188          44,930              --         45,118

Net loss for the year                                             --           --                      (2,274,367)    (2,274,367)
                                                         -----------------------------------------------------------------------

Balance, December 31, 2004                                25,032,136    $  25,032    $ 16,342,923    $(16,234,729)       133,226
                                                         =======================================================================


    The accompanying notes are an integral part of the consolidated financial statements.


                                       F4

                            INFORMEDIX HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                     2004            2003
                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(2,274,367)    $(1,949,621)
                                                                 -----------     -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and amortization                                    16,433          30,307
     Common stock issues for compensation and services               372,716              --

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                               (19,000)             --
     (Increase) in inventory                                        (105,591)       (103,200)
     (Increase) decrease in prepaid expenses and other assets        (20,920)        152,508
     Increase (decrease) in amounts due escrow agent                (126,000)        126,000
     Increase (decrease) in liability for stock to be issued        (200,279)        200,279
     Increase (decrease) in accounts payable and
       and accrued expenses                                          255,076         (53,300)
                                                                 -----------     -----------
     Total adjustments                                               172,435         352,594
                                                                 -----------     -----------

     NET CASH (USED IN) OPERATING ACTIVITIES                      (2,101,932)     (1,597,027)
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                     (100,238)         (4,203)
                                                                 -----------     -----------

      NET CASH (USED IN) INVESTING ACTIVITIES                       (100,238)         (4,203)
                                                                 -----------     -----------

    The accompanying notes are an integral part of the consolidated financial statements.


                                       F5

                            INFORMEDIX HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                     2004            2003
                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances                         $ 2,059,142     $ 1,308,150
    Proceeds from note payables - other                                   --       1,423,900
    Payments of notes payable                                       (220,094)       (731,931)
                                                                 -----------     -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,839,048       2,000,119
                                                                 -----------     -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                       (363,122)        398,889

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                              458,268          59,579
                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $    95,146     $   458,468
                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                             $     8,633     $   115,739
                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

   Common stock issues for compensation and services             $   372,716     $        --
                                                                 ===========     ===========

   Issuance of common stock for settlement of vendor payables    $   122,924     $        --
                                                                 ===========     ===========

   Conversion of accrued interest to common stock                $    15,000     $    18,851
                                                                 ===========     ===========

   Conversion of notes payable to common stock                   $   158,775     $ 1,270,000
                                                                 ===========     ===========

   Conversion of related party payable to common stock           $        --     $   225,000
                                                                 ===========     ===========

   Prepaid expenses for a note payable                           $        --     $   100,000
                                                                 ===========     ===========

   Conversion of capital leases payable to common stock          $    28,560     $        --
                                                                 ===========     ===========


    The accompanying notes are an integral part of the consolidated financial statements.


                                       F6

                            INFORMEDIX HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

            On May 8, 2003, InforMedix Acquisition Corp. merged with and into Hunapu Inc. pursuant to the Agreement and Plan of Reorganization dated February 7, 2003 (the "Agreement"). Hunapu Inc. was the surviving entity and changed its name to InforMedix Holdings, Inc., a Nevada corporation (the "Company").

            Pursuant to the Agreement, Hunapu acquired InforMedix Acquisition Corp., subject to specified conditions and terms set forth in the Agreement. The consideration paid by Hunapu for its acquisition of InforMedix Acquisition Corp. consisted of the issuance of 7,451,000 shares of Hunapu common stock, inclusive of 112,500 shares that were issued to InforMedix debt holders in conversion of their notes to equity, for the net assets of InforMedix Acquisition Corp. Simultaneously with the issuance of the 7,451,000 shares of stock, Hunapu cancelled 5,545,000 shares of stock issued to its chief executive officer. The chief executive of Hunapu, who was its sole officer and director, then resigned and was replaced by the officers and directors of InforMedix Acquisition Corp.

            For accounting purposes, the transaction is accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, InforMedix Acquisition Corp. is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of InforMedix Acquisition Corp.

            InforMedix Holdings, Inc. stockholders also approved the authorization of 4,500,000 shares of preferred stock, which may be issued from time to time by the Board of Directors without further shareholder approval.

            On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003. All share and per share data reported herein give retroactive effect to the stock split.


                                       F7

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 shares to 80,000,000 shares, and this was effective on March 3, 2004.

            InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly-owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. ("InforMedix"). InforMedix was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-eMonitor SystemTM. Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting staff, acquiring operating assets and raising capital. In 2004, InforMedix began selling and implementing its Med-e Monitor System into clinical studies at academic research centers and for other commercial customers. The Company also completed its $5 million private placement of equity in 2004 and increased its business development, strategic alliance, and sales and marketing activities.

            InforMedix merged with and into IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC pursuant to a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp. Upon the merger of Acquisition Corp. with and into Hunapu, Inc. in May 2003, InforMedix became the sole wholly-owned subsidiary of Hunapu, Inc. Hunapu subsequently changed its name to InforMedix Holdings, Inc.

            InforMedix's stockholders received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix's stock. Acquisition Corp., other than the share exchange with InforMedix and the issuance of 2,350,000 shares of its stock to founders of the company had no operations since inception. The merger became effective on August 22, 2002. InforMedix is the only operational segment of Acquisition Corp.


                                       F8

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Development Stage Company

            Prior to 2004, the Company was a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises ". The Company had devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It has sold the Med-e Monitor System to academic centers to complete grant-funded clinical research, and has recently completed the initial manufacture of its product in preparation for expansion of sales activities. The Company generated sales in the first fiscal quarter of 2004, and consequently emerged from the development stage.

            Principles of Consolidation

            The consolidated financial statements include the accounts of InforMedix and its subsidiary for the year ended December 31, 2004 and 2003. All significant inter-company accounts and transactions have been eliminated in consolidation.

            Use of Estimates

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


                                       F9

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Intellectual Property Assets

            The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their consolidated balance sheet at December 31, 2004.

            Internal Use Software Costs

            Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ended December 31, 2004 and 2003 have been expensed as research and development.

            Start-up Costs

            In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.


                                      F10

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Revenue and Cost Recognition

            The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are billed rather than when the fees are collected, and costs and expenses are recognized in the period they are incurred rather than paid for.

            Research and Development

            Research and development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-eMonitor device, the development of software to monitor patient data, remotely program the device, manage communications and connectivity between the device and database via the Internet, and to develop a customer website interface. Research and development costs are expensed as incurred.

            Income Taxes

            The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2004 and 2003, respectively.

            Advertising

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $21,155 and $5,741 for the years ended December 31, 2004 and 2003, respectively.

            Reclassifications

            Certain amounts in the 2003 consolidated financial statements were reclassified to conform to the 2004 presentation. The reclassifications in 2003 resulted in no changes to the net loss for that period.


                                      F11

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            (Loss) Per Share of Common Stock

            Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                            December 31,       December 31,
                                                                2004              2003
                                                            ------------       ------------
            Net Loss                                        ($ 2,274,367)      ($ 1,949,621)
                                                            ------------       ------------

            Weighted-average common shares
              outstanding (Basic)                             22,828,502         12,004,771

            Weighted-average common stock equivalents:

                  Stock options                                       --                 --
                  Warrants                                            --                 --
                                                            ------------       ------------

            Weighted-average common shares
                outstanding (Diluted)                         22,828,502         12,004,771
                                                            ============       ============

            Fair Value of Financial Instruments

            The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value, because, in general, the interest rates on the underlying instruments are fair market rates.


                                      F12

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Stock-Based Compensation

            Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

            The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period begins in the period in which the options were granted. All options were not expensed to compensation in the period they were granted, rather they will be on the exercise date.

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

            Inventory

            Inventory consists of Med-eMonitor units that have been developed or are in process. The Company values the inventory at the lower of cost (first-in, first-out basis) or market. Approximately 100 units have been placed in service and have been reclassified to fixed assets, as the Company still holds title to all units.


                                      F13

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

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


                                      F14

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

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


                                      F15

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

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


                                      F16

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

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

NOTE 3-     FIXED ASSETS

            Fixed assets consist of the following at December 31, 2004 and 2003:

                                                      2004           2003
                                                    --------      --------
            Office and manufacturing equipment      $ 38,457      $ 33,398
            Med-eMonitor Units                        41,280            -0-
            Computer equipment and software           97,830        43,931
            Equipment under capital leases            45,622        45,622
                                                    --------      --------
                                                     223,189       122,951
            Less:  accumulated depreciation          120,700       104,268
                                                    --------      --------
            Net book value                          $102,489      $ 18,683
                                                    ========      ========


                                      F17

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 3-     FIXED ASSETS (CONTINUED)

            Depreciation expense for the years ended December 31, 2004 and 2003 was $16,433 and $30,307, respectively. Included in that amount are $9,609 and $19,008 of amortization expense of equipment under capital leases for the years ended December 31, 2004 and 2003, respectively.

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

            Interest expense pertaining to this note was $3,424 and $18,561 for the years ended December 31, 2004 and 2003, respectively.

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


                                      F18

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 5-     NOTES PAYABLE - OTHER (CONTINUED)

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


                                      F19

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 5-     NOTES PAYABLE - OTHER (CONTINUED)

            The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003, collateralized by a perfected first lien on the Company's intellectual property in the event of default. Proceeds of this note were used to repay the PIE debt and some other existing debt as well as fees and related costs to complete the merger. Interest was being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants, which had not been exercised as of December 31, 2003. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The Company in its second phase of equity financing on December 19, 2003, eclipsed the $2 million dollar plateau. This loan was collateralized by a first lien on the Company's patents. As part of the agreement, the lender was issued 800,000 warrants exercisable at $3.00 per share for a five-year period. The Company and the lender agreed to restructure the loan and those 800,000 warrants were replaced by warrants to purchase 250,000 shares of common stock exercisable at $1.50 per share. Upon the closing of the 2nd phase of equity financing, the lender was repaid $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into $375,000 of units as part of the equity financing. When the loan was repaid, the loan agreement and related security interest was terminated. The lender also received warrants to purchase 150,000 shares of common stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

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


                                      F20

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 6-     OBLIGATIONS UNDER CAPITAL LEASE

            The Company is the lessee of computer and other equipment under capital leases. These leases are personally guaranteed by one of the shareholders of InforMedix, for which he previously received shares of stock. The Company had not made any payments on these leases in 2004. As part of an agreement for receiving shares of common stock, a shareholder has assumed this liability, and is currently making all the payments on the lease agreements, and they are current in the payment schedule.

NOTE 7-     OPERATING LEASE

            During 2000, the Company entered into a lease for office space commencing February 1, 2000 through January 31, 2002 including escalation of payments. After January 31, 2002, the Company was on a month-to-month lease at its offices. On lease inception, the Company issued 500 shares of common stock to the lessor that has been valued at the fair market value of $20 per share resulting in a charge to operations of $10,000. Effective March 2003, the landlord sold the building the Company is located in and, at that time, the Company signed a one year lease agreement for $2,294 per month. The Company extended this lease in March 2004 for another year for $2,408 per month. The Company is currently negotiating terms for the new lease to be effective March 1, 2005.

NOTE 8-     PROVISION FOR INCOME TAXES

            Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

            At December 31, 2004, deferred tax assets consist of the following:

            Deferred tax assets             $ 5,357,460
            Less:  valuation allowance       (5,357,460)
                                            -----------

            Net deferred tax assets         $        -0-
                                            ===========


                                      F21

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 8-     PROVISION FOR INCOME TAXES (CONTINUED)

            At December 31, 2004, the Company had accumulated deficits in the approximate amount of $16,234,729 available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9-     EQUITY FINANCING

            The Company issued a private placement memorandum ("PPM1") on October 20, 2003 for a maximum $5,000,000 raise consisting of units costing $50,000 each (100 units). The Company through its placement agent, Meyers Associates, L.P. was successful in completing the full subscription amount of $5,000,000.

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

            As of March 4, 2004, the Company received $5,000,000 in gross proceeds in four separate closings. The equity was used by the Company to fund additional product development and commence the national sales and marketing of the Med-eMonitor System.

            The Company issued a second private placement memorandum ("PPM2") on December 22, 2004 for a maximum $1,000,000 raise consisting of shares of common stock in exchange for cash and the surrender of warrants. The offering was limited to existing warrant holders that had received warrants pursuant to PPM1. Pursuant to PPM2, warrant holders were offered 122,727 shares of common stock in exchange for each exchange unit comprised of $10,000 cash, 135,136 A warrants, and 135,136 B warrants.

            On December 30, 2004, the Company completed its first closing whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 cash, 1,364,874 Class A Warrants, and 1,364,874 Class B Warrants.

NOTE 10-    STOCKHOLDERS' (DEFICIT)

            Common Stock

            As of December 31, 2004, the Company has 80,000,000 shares of common stock authorized and 25,032,136 shares issued and outstanding.


                                      F22

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 10-    STOCKHOLDERS' (DEFICIT) (CONTINUED)

            Common Stock (Continued)

            Upon the merger into Hunapu on May 8, 2003, the Company had 20,000,000 shares of common stock authorized. Prior to the merger of Hunapu and the Company, there were 7,250,000 shares issued and outstanding in Hunapu. Pursuant to the terms of the merger agreement, 5,545,000 shares issued to the Company's former chief executive officer were then cancelled and 7,451,000 Hunapu shares were issued to former shareholders of InforMedix Acquisition Corp. The Company then issued 9,596 additional shares for accrued interest on notes payable. This brought the total issued and outstanding shares to 9,165,596 shares after giving effect to the reverse 1-for-2 stock split effective June 30, 2003.

            As discussed in Note 9, the Company had raised a total of $5,000,000 through March 4, 2004 pursuant to PPM1. For the amounts raised, the Company issued 13,513,596 shares of common stock plus Class A and Class B warrants.

            On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 to 80,000,000 effective as of March 3, 2004.

            During the quarter ended March 31, 2004, the Company issued 6,468,023 shares of stock. Of this amount, 6,093,412 shares were issued in the Company's equity raise pursuant to PPM1, and 344,611 shares for professional services rendered by various independent consultants to the Company.

            During the quarter ended June 30, 2004, the Company issued 494,133 shares of common stock for professional services rendered by various independent consultants to the Company.

            During the quarter ended September 30, 2004, the Company issued 274,657 shares of common stock for cash and professional services rendered by various independent consultants to the Company.


                                      F23

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 10-    STOCKHOLDERS' (DEFICIT) (CONTINUED)

            Common Stock (Continued)

            During the quarter ended December 31, 2004, the Company issued 1,239,542 shares of common stock in exchange for $101,000 in cash, 1,364,974 Class A Warrants, and 1,364,874 Class B warrants to purchase 682,437 shares of common stock pursuant to PPM2. In addition, $28,560 of capital leases payable were converted to equity for shares issued during the year.

            Preferred Stock

            InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock, which may be issued from time to time by the Board of Directors without further shareholder approval. There have been no shares of preferred stock issued by the Company as of December 31, 2004.

            Stock Option Plan and Warrants

            In April 2003, upon the merger transaction, the Company's Board of Directors approved the former Hunapu Inc. 2003 Stock Incentive Plan (the "2003 Plan"). The Plan has 1,250,000 shares of common stock available for issuance. Awards will be based on performance criteria approved by the Company's compensation committee. All of these options were granted to employees, officers and key members of the management team of the Company and vest over a three year period based on criteria established by the Compensation Committee of the Board.

            In January 2004, the Company's Board of Directors granted certain employees, officers and key members of the management team of the Company an aggregate of 660,640 stock options as compensation for services performed during the year ended 2003 in lieu of cash compensation that was not paid.

            In September 2004, the Company's Board of Directors adopted the InforMedix Holdings, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The Plan has 4,200,000 shares of common stock available for issuance. Awards will be based on performance criteria approved by the Company's Compensation Committee. As of December 31, 2004, the Company awarded 3,182,109 options to employees, officers and key members of the management team of the Company. The granted options are scheduled to vest over a period of four years based on criteria established by the Compensation Committee.


                                      F24

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 10-    STOCKHOLDERS' (DEFICIT) (CONTINUED)

            Stock Option Plan and Warrants (Continued)

            Under the Black-Scholes option pricing model, the total value of the stock options granted in 2004 and 2003 is charged to operations as these options are fully vested. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. The following tables summarizes the activity of the Company's aggregate stock option plans:

                                                           Year Ended
                                                        December 31, 2004
                                                  -----------------------------
                                                                       Weighted-
                                                                         average
                                                   Number of          exercise
                                                    Options            price
                                                  -----------       -----------
            Outstanding - beginning of period
              (vesting over 3 years)              $   862,500       $      1.00
            Granted below fair value                        0               .00
            Granted at fair value (vesting
              over 4 years)                         4,230,249               .38
            Converted                                       0                 0
            Cancelled                                      (0)               (0)
                                                  -----------       -----------

            Outstanding - end of period           $ 5,092,749       $       .49
                                                  ===========       ===========

            Exercisable at end of period:           1,302,640       $       .92
                                                  ===========       ===========


                                                           Year Ended
                                                        December 31, 2003
                                                  -----------------------------
                                                                       Weighted-
                                                                         average
                                                   Number of          exercise
                                                    Options            Price
                                                  -----------       -----------
            Outstanding - beginning of period     $         0       $         0
            Granted below fair value                        0                 0
            Granted at fair value (vesting
              over 3 years)                           862,500              1.00
            Converted                                       0                 0
            Cancelled                                      --                --
                                                  -----------       -----------

            Outstanding - end of period           $   862,500       $      1.00
                                                  ===========       ===========

            Exercisable at end of period:             387,500              1.00
                                                  ===========       ===========


                                      F25

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 10-    STOCKHOLDERS' (DEFICIT) (CONTINUED)

            Stock Option Plan and Warrants (Continued)

            For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model, which approximates fair value, with the following weighted-average assumptions used for stock options granted; no annual dividends, volatility of 80%, risk-free interest rate of 3%, and expected life of 3.5 years.

            If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                                     Year Ended December 31,
                                                                -------------------------------
                                                                     2004              2003
                                                                -------------     -------------
            Net loss:
              As reported                                         ($2,274,367)      ($1,949,621)
              Total stock-based employee compensation
                 expense determined under fair value based
                 method for all awards, net of related
                 tax effects                                         (179,858)         (280,312)
                                                                -------------     -------------
               Pro forma                                          ($2,454,225)       ($2,229,33)
            Net loss per share:
               As reported:
                  Basic                                                ($0.16)           ($0.16)
                  Diluted                                              ($0.16)           ($0.16)
               Pro forma:
                  Basic                                                ($0.18)           ($0.18)
                  Diluted                                              ($0.18)           ($0.18)

            The Company has issued 16,931,646 and 17,715,980 stock warrants during the years ended December 31, 2004 and 2003. These warrants were issued in connection with the equity financing, and various notes that the Company entered into a total of 2,729,748 warrants were exchanged in 2004. None of the warrants have been exercised as of December 31, 2004 and 2003.

            The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 3%, dividend yield 0%, volatility 80% and expected life of five years.


                                      F26

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 10-    STOCKHOLDERS' (DEFICIT) (CONTINUED)

            Stock Option Plan and Warrants (Continued)

            The Company has the following warrants exercisable for the purchase of its common stock:

                                                           Year Ended
            Exercise                                      December 31,
                                                          ------------
             Price    Expiration Date                  2004           2003
             -----    ---------------               ----------     ----------
            $2.50     February, 2006                   400,000        400,000
            $0.37     December, 2008                 1,040,000      1,040,000
            $0.44     December, 2008                19,031,937      9,772,319
            $0.56     December, 2008                 9,515,971      4,886,161
            $0.44     December, 2008                   224,383             -0-
            $0.56     December, 2008                   112,192             -0-
             $.60     November, 2007                   575,000             -0-
            $3.00     November, 2007                   627,500     1,005,000
            $2.00     August, 2008                      25,000         25,000
             $.50     August, 2008                      50,000         50,000
            $3.00     August, 2008                     137,500        137,500
            $1.50     October, 2008                    166,667        250,000
             $.60     October, 2008                     83,333             -0-
             $.60     November, 2008                   150,000        150,000
                                                    ----------     ----------
                                                    32,139,483     17,715,980
                                                     ==========     ==========
                   Weighted average exercise price     $0.57          $0.70
                                                       =====          =====

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


                                      F27

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 10-    STOCKHOLDERS' (DEFICIT) (CONTINUED)

            Upon the merger, and the Company becoming publicly traded, the mandatorily redeemable common stock was converted into common stock and as per the agreement none of the 5,000 issued shares will need to be repurchased by the Company.

            On November 3, 2003, Advantor agreed in writing to convert all of its remaining outstanding payables into InforMedix common stock, and released the Company from any further liabilities. The conversion value of these shares was reflected in the liability for stock to be issued. The stock was issued in 2004.

NOTE 11-    COMMITMENTS AND CONTINGENCIES

            Employment Agreements

            The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the years ended December 31, 2004 and 2003, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

            Consulting Agreements

            The Company had entered into a consulting agreement with Warren & Lewis Investment Corporation for business development services whereby the consulting firm's compensation was accrued by the Company and the Consultant would be compensated when the Company raised $2,000,000 in a capital transaction. In December 2003, the Company, closed on two separate financings, and eclipsed the $2,000,000 goal.

            The Company on August 14, 2003 entered into a consulting agreement with Meyers Associates, L.P. for a term of three years. Meyers Associates, L.P. will provide services related to corporate finance and other financial service matters. For these services, Meyers Associates, L.P. is currently paid $7,500 per month.

            The Company is party to other consulting agreements with various third parties for sales consulting, strategic consulting, hardware and software development, and the manufacture of Med-eMonitor devices.


                                      F28

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 12-    GOING CONCERN

            As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2004 and 2003. The Company recently emerged from the development stage and is now an operating company, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise sufficient capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

            Management believes that the Company's capital requirements will depend on many factors, including the success of the Company's sales efforts. During 2003 the Company retained an investment banker, Meyers Associates, L.P. ("Meyers"), to assist the Company in raising capital. Meyers raised a total of $5,000,000 through March 4, 2004.

            In December 2004, the Company retained Meyers as financial advisor/consultant in connection with the Company's private placement warrant exchange agreement (PPM2) to raise an additional $1,000,000. As of December 31, 2004, the Company raised $101,000 pursuant to this offering. The proceeds of this raise have been used for working capital purposes to accelerate the Company's sales and marketing, business development, and other corporate activities.

            The private placement of units pursuant to PPM1 consisted of the sale of 100 units at $50,000 per unit. Each unit consisted of 135,136 shares of common stock, 135,136 A Warrants to purchase one share of Common Stock each, and one 135,136 B Warrants to purchase one-half share of Common Stock.

            The private placement of shares to warrant holders from the first offering pursuant to PPM2 consisted of the sale of 122,727 shares of Common Stock in exchange for $10,000 cash, and the surrender of 135,136 Class A warrants and 135,136 Class B warrants acquired in the first offering. The Company will raise $1,000,000 cash if 100% of the warrant holders participate in the offering.


                                      F29

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 12-    GOING CONCERN (CONTINUED)

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

            With the completion of the private placement of $5,000,000, the Company has intensified its efforts in the development and production of its product. Additionally, with the increased cash flow from operations, the Company believes that it will not rely as heavily upon the issuance of common stock as consideration for compensation and services rendered. In the past few years, the stock issuances for services and compensation had contributed to the large deficits.

            On October 4, 2004, the Company entered into a strategic alliance with McKesson BioServices to jointly market, sell and distribute a combined technology platform which integrates the Company's services and technology with McKesson's expertise in specialty clinical trial material packaging and medication distribution systems. The alliance offers a turnkey patient compliance and medication-dispensing solution for use in clinical trials. McKesson BioServices is a wholly-owned division of McKesson Corporation.

            As of December 31, 2004, a number of pharmaceutical / healthcare companies have accepted delivery of production quality Med-eMonitor devices on a pilot test basis to be evaluated for use in clinical drug trial and disease management applications. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


                                      F30

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 14-    SUBSEQUENT EVENTS

            On January 21, 2005, the Company completed the second closing pursuant to PPM2 whereby the Company issued 3,111,129 shares of common stock in exchange for $253,500 cash, 3,425,698 Class A Warrants, and 3,425,698 Class B Warrants.

            On February 17, 2005, the Company completed the third closing pursuant to PPM2 whereby the Company issued 3,632,474 shares of common stock in exchange for $296,000 cash, 4,000,026 Class A Warrants, and 4,000,026 Class B Warrants.

            On March 8, 2005, the Company completed the fourth and final closing pursuant to PPM2 whereby the Company issued 987,952 shares of common stock in exchange for $80,500 cash, 1,087,845 Class A Warrants, and 1,087,845 Class B Warrants. Meyers was paid an aggregate of $95,030 in consulting fees in connection with the financing pursuant to PPM2.

            On March 7, 2005, two of the Company's Board Members received an aggregate of 84,314 shares of common stock in exchange for $6,870 cash, 92,838 Class A warrants, and 92,838 B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

            On February 16, 2005, The Company issued a third private placement memorandum (PPM3) offering its investment banker and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants can exchange them for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanges all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black Scholes method for valuing derivative securities.

            On February 28, 2005, the Company completed the first and final closing pursuant to PPM3 whereby 99.6% of the outstanding Placement Agent warrant holders participated in the exchange. The Company issued 4,542,199 shares of common stock in exchange for 4,037,510 Placement Agent options, 4,037,510 Class A Warrants, and 4,037,510 Class B Warrants. There was no placement agent fee in connection with the financing.


                                      F31

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTNUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 14-    SUBSEQUENT EVENTS (CONTINUED)

            On January 24, 2005, the Company adopted the InforMedix Holdings, Inc. 2005 Board of Directors Stock Option Plan (the "2005 Plan"). The Plan has 2,000,000 shares of common stock available for issuance to members of the Board of Directors. Awards will be based on performance criteria approved by the Company's compensation committee. On January 24, 2005, the Company awarded 1,350,000 options to members of the Board of Directors pursuant to the 2005 Plan. The 2005 Plan is subject to the approval of the stockholders. These options are scheduled to vest over a period of three years.

            On January 24, 2005, the Company awarded 715,000 options under the 2004 Plan to employees, officers and key members of the management team of the Company net of 200,000 options surrendered. These options are scheduled to vest over a period of four years based upon criteria established by the Compensation Committee of the Board of Directors.


                                      F32

                                   SIGNATURES

      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INFORMEDIX HOLDINGS, INC.


Date: March 31, 2005                        By: /s/ Bruce A. Kehr
      ------------------------------            --------------------------------
                                            Bruce A. Kehr
                                            Chief Executive Officer


Date: March 31, 2005                        By: /s/ Arthur T. Healey
      ------------------------------            --------------------------------
                                            Arthur T. Healey
                                            Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Chairman of the Board and
/s/ Bruce A. Kehr           Chief Executive Officer
------------------------       (Principal Executive        March 31, 2005
       Bruce A. Kehr                 Officer)


/s/ Arthur T. Healey        Chief Financial Officer
------------------------       and General Counsel
    Arthur T. Healey           (Principal Financial        March 31, 2005
                                     Officer)


/s/ Rhonda B. Friedman
------------------------             Director              April 1, 2005
Rhonda B. Friedman, Sc.D


/s/ Harris Kaplan
------------------------             Director              March 31, 2005
      Harris Kaplan


/s/ Phillip Gross
------------------------             Director              March 31, 2005
    Phillip Gross


/s/ Robert Rubin
------------------------             Director              March 31, 2005
     Robert Rubin



------------------------             Director
   Douglas G. Watson

                            INFORMEDIX HOLDINGS, INC.

                      Annual Report on Form 10-KSB for the
                          Year Ended December 31, 2004

                                  EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION
----------- --------------------------------------------------------------------
  31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
  31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
  32.1 Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
  32.2 Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350



                                      F34