Form 10QSB
period 2005-03-31
INFORMEDIX HOLDINGS INC
filed 2005-05-16
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 37,508,704 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 4, 2005.

Transitional Small Business Disclosure Format (Check One):   Yes: |_|  No: |X|

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                           Period Ended March 31, 2005

                                Table of Contents

                                                                            Page
PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:
  Condensed Consolidated Balance Sheet as of March 31, 2005 (unaudited)......  1
  Condensed Consolidated Statements of Operations for the Three Months
  Ended March 31, 2005 and 2004 (Unaudited)..................................  2
  Condensed Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 2005 and 2004 (Unaudited)..................................  3
  Notes to Condensed Consolidated Financial Statements (Unaudited)...........  4
Item 2.  Management's Discussion and Analysis or Plan of Operation........... 25
Item 3.  Controls and Procedures............................................. 32

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 32
Item 2.  Changes in Securities............................................... 32
Item 3.  Defaults Upon Senior Securities..................................... 33
Item 4.  Submission of Matters to a Vote of Security Holders................. 33
Item 5.  Other Information................................................... 33
Item 6.  Exhibits ........................................................... 33

SIGNATURES................................................................... 34
EXHIBIT INDEX................................................................ 35

Item 1.  Financial Statements:


                           INFORMEDIX HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                  (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $    127,781
  Accounts receivable                                                    24,000
  Inventory                                                             210,729
  Prepaid expenses and other current assets                              18,249
                                                                   ------------

    Total Current Assets                                                380,759
                                                                   ------------

  Fixed assets, net of depreciation                                      97,212
                                                                   ------------

TOTAL ASSETS                                                       $    477,971
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                            $    373,792
                                                                   ------------

      Total Current Liabilities                                         373,792
                                                                   ------------

      Total Liabilities                                                 373,792
                                                                   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized
    0 shares issued and outstanding                                          --
  Common stock, $.001 Par Value; 80,000,000 shares authorized
    37,456,954 shares issued and outstanding                             37,457
  Additional paid-in capital                                         16,828,429
  Accumulated deficit                                               (16,761,707)
                                                                   ------------

      Total Stockholders' Equity                                        104,179
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    477,971
                                                                   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                       2005            2004
                                                   ------------    ------------
OPERATING REVENUES
  Sales                                            $      9,000    $     16,000

COST OF SALES                                                --              --
                                                   ------------    ------------

GROSS PROFIT                                              9,000          16,000
                                                   ------------    ------------

OPERATING EXPENSES
   Compensation expense                                 220,170         223,011
   Research and development                              59,678         104,430
   Selling, general and administrative expenses         250,853         330,182
   Depreciation and amortization                          5,277           4,361
                                                   ------------    ------------
       Total Operating Expenses                         535,978         661,984
                                                   ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (526,978)       (645,984)

OTHER INCOME (EXPENSE)
   Interest income                                           --           2,413
   Interest expense                                          --          (4,106)
                                                   ------------    ------------
       Total Other Income (Expense)                          --          (1,693)
                                                   ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $   (526,978)   $   (647,677)
Provision for Income Taxes                                   --              --
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES               $   (526,978)   $   (647,677)
                                                   ============    ============

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.018)   $     (0.033)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               29,172,742      19,613,855
                                                   ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (UNAUDITED)

                                                                 2005           2004
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $ (526,978)    $ (647,677)
                                                             -----------    -----------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation and amortization                                 5,277          4,361
     Common stock issues for compensation and services            10,559        113,014

  Changes in assets and liabilities
     (Increase) in accounts receivable                            (5,000)       (16,000)
     (Increase) in inventory                                      (1,938)            --
     (Increase) in prepaid expenses and other assets               7,081         (5,029)
     (Decrease) in amounts due escrow agent                           --       (126,000)
     Increase in accounts payable and
       and accrued expenses                                       56,262         92,980
                                                             -----------    -----------
     Total adjustments                                            72,241         63,326
                                                             -----------    -----------

     Net cash (used in) operating activities                    (454,737)      (584,351)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                       --        (52,264)
                                                             -----------    -----------

      Net cash (used in) investing activities                         --        (52,264)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances - net                   487,372      1,913,024
    Payments of notes payable                                         --        (36,527)
                                                             -----------    -----------

       Net cash provided by financing activities                 487,372      1,876,497
                                                             -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         32,635      1,239,882

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                           95,146        458,468
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $   127,781    $ 1,698,350
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                         $        --    $     1,204
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:
    Issuance of common stock for services and compensation   $    10,559    $   113,014
                                                             ===========    ===========


   Conversion of notes payable to common stock               $        --    $    11,400
                                                             ===========    ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                          INFORMEDIX HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

            The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain all the information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

            On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003. All share and per share amounts in this report give retroactive effect to the stock split.

            InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. ("InforMedix") which was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor SystemTM. Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-e Monitor System to academic research centers and commercial customers, recently raised $5,731,000 in private placements of equity to increase business development and sales and marketing activities. As such, InforMedix prior to 2004, was in the development stage. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

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

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The condensed consolidated financial statements include the accounts of InforMedix and its subsidiary for the three months ended March 31, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.

            Use of Estimates

            The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Intellectual Property Assets

The Company owns 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at March 31, 2005.

            Internal Use Software Costs

            Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three months ended March 31, 2005 and 2004 have been expensed as research and development.

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

            Income Taxes

            The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three months ended March 31, 2005 and 2004, respectively.

            Advertising

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $-0- and $-0- for the three months ended March 31, 2005 and 2004, respectively.

            Reclassifications

            Certain  amounts  in  the  2004  condensed   consolidated  financial
            statements were reclassified to conform to the 2005 presentation.

            Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor System, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor System.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                           March 31,       March 31,
                                                             2005            2004
                                                         ------------    ------------
Net Loss                                                 $   (526,978)   $   (627,677)

            Weighted-average common shares
            Outstanding (Basic)                            29,172,742      19,613,855

            Weighted-average common stock equivalents:
              Stock options                                        --              --
              Warrants                                             --              --
                                                         ------------    ------------

            Weighted-average common shares
            Outstanding (Diluted)                          29,172,742      19,613,855
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

            Inventory

            Inventory consists of Med-eMonitor units that have been developed, but not yet placed in service. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

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

NOTE 3 -    FIXED ASSETS

Fixed assets consist of the following at March 31, 2005:


            Office and manufacturing equipment   $ 38,457
            Med-eMonitor Units                     41,280
            Computer equipment                     97,830
            Equipment under capital leases         45,622
                                                 --------
                                                  223,189
            Less:  accumulated depreciation       125,977
                                                 --------
            Net book value                       $ 97,212
                                                 ========

Depreciation expense for the three months ended March 31, 2005 and 2004 was $5,777 and $4,361, respectively. Included in that amount is $0 and $1,974, of amortization expense of equipment under capital leases for the three months ended March 31, 2005 and 2004, respectively.

NOTE 4 -    NOTE PAYABLE - BANK

The Company entered into a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. The Company commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and the Company was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001, whereby the Company was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The Company commenced repayment of the principal balance on the loan on August 2, 2002. The note was paid in full in August 2004. The unpaid balance on the note payable at March 31, 2004, was $99,167. The entire amount is reflected as a current liability at March 31, 2004.

The note was personally guaranteed and partially collateralized by certain officers and founders of the Company. For signing personally on the note, the officers were issued shares of stock.

Interest expense pertaining to this note was $0 and $1,204 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 5 -    NOTES PAYABLE - OTHER

            In August 2002, the Company entered into a Promissory Note with its CEO in the amount of $25,000. The Promissory Note bore interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. The Note, with all accrued interest was converted into stock at the time of the merger.

            In August 2002, the Company entered into a Promissory Note with its Investment Banker, Rockwell Capital Partners LLC, in the amount of $50,000. The Promissory Note bore interest at a rate of 12% annually, and was mandatorily convertible into shares of the common stock of the Company when it merged into a public company. Additionally, Rockwell, on the Company's behalf, funded $100,000 to an investor relations firm as a prepayment for investor relation services, which has been written off in 2003, as this company never provided services for the Company and has gone out of business.

            On August 14, 2002, the $50,000 Rockwell note was converted into 2,350,000 shares of Acquisition Corp. The stock was issued at just above par value, and was issued as founders' stock.

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

            Upon the issuances of the promissory notes with Rockwell, the Company entered into an Intellectual Property Security Agreement as collateral for the amounts advanced. The other promissory note holders, InforMedix's CEO and AUGI, shared in the same rights as Rockwell under that agreement. These notes were converted into equity in May 2003, and the Intellectual Property Security Agreement was terminated.

            On November 5, 2002, the Company entered into a Security and Loan Agreement with Private Equity Investors, LLC ("PIE") in the amount of $350,000. The purpose of this transaction was to fund the Company for the scalable manufacturing of its products, and provide funds for expansion of the marketing and sales of its Med-e Monitor product line. This note was repaid in April 2003.

            On February 1, 2003, June 12, 2003, and July 24, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $20,000 for a total of $104,400 all due and payable at interest rates ranging from 8% to12% in December 2003 through January 2004. All but $20,000 of these notes were uncollateralized, and interest of $9,657 was accrued at March 31, 2004 on these notes. Of these amounts, $11,400 plus accrued interest was repaid in March 2004 and the balance was converted into equity in May 2004.

            The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003, collateralized by a perfected first lien on the Company's intellectual property in the event of default. Proceeds of this note were used to repay the PIE debt and some other existing debt, as well as fees and related costs to complete the merger. Interest was being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The Company in its second phase of equity financing on December 19, 2003, eclipsed the $2 million dollar plateau. This loan was collateralized by a first lien on the Company's patents. As part of the agreement, the lender was issued 800,000 warrants exercisable at $3.00 per share for a five-year period. The Company and the lender agreed to restructure the loan and the 800,000 warrants were replaced by warrants to purchase 250,000 shares of common stock exercisable at $1.50 per share.

            All conditions precedent to the loan restructure agreement were satisfied as of December 19, 2003, and the lender was repaid
            $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into equity as part of the Company's Private Placement. When the loan was repaid, the loan agreement and related security interest were terminated. The lender also received warrants to purchase 150,000 shares of common stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

            The Company entered into promissory notes ("Bridge Notes") dated August 31, 2003 and September 10, 2003 with six individuals pursuant to a private placement brokered by the Company's investment banker Meyers Associates, L.P. These individuals loaned $400,000 collectively to the Company in notes that were to mature August 31, 2004. The notes accrued interest at a rate of 10% annually. Of the $400,000 loaned to InforMedix, the Company repaid $100,000 and converted the remaining $300,000 of notes payable into equity pursuant to the Company's private placement on December 2, 2003.

NOTE 6 -     OBLIGATIONS UNDER CAPITAL LEASE

            The Company is the lessee of computer and other equipment under capital leases expiring during 2006. For receipt of stock, the shareholder of InforMedix personally guaranteed the leases. The Company had not made any payments on these leases in 2004. As part of the agreement for receiving shares of common stock, a shareholder assumed this liability, and is currently making all the payments on the lease agreements, and they are current in their payment schedule.

NOTE 7 -    OPERATING LEASE

            During 2000, the Company entered into a lease for office space commencing February 1, 2000 through March 31, 2005 with extensions. Subsequent to March 31, 2005, the Company is on a month-to-month lease at its offices. On lease inception, the Company issued 500 shares of common stock to the lessor that has been valued at the fair market value of $20 per share resulting in a charge to operations of $10,000. Effective March 2003, the landlord sold the building in which the Company is located in and, at that time, the Company signed a one year lease agreement for $2,294 per month which is currently on a month to month basis.

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

            At March 31, 2005, deferred tax assets consist of the following:

            Net deferred tax assets      $ 5,698,642
            Less:  valuation allowance    (5,698,642)
                                         -----------
            Net Deferred Tax Assets      $   -0-
                                         ===========

            At March 31, 2005, the Company had accumulated deficits in the approximate amount of $16,761,707, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9 -    EQUITY FINANCING

            The Company issued a private placement memorandum (PPM 1) on October 20, 2003 for a maximum $5,000,000 raise consisting of units costing $50,000 each (100 units). The Company through its placement agent, Meyers Associates, L.P. was successful in completing the full subscription amount of $5,000,000.

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

            On December 30, 2004, the Company completed its first closing whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 cash, 1,264,874 Class A Warrants, and 1,364,874 Class B Warrants.

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

            In March 2005, three of the Company's Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 cash, 166,054 Class A warrants, and 166,054 B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

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

            On February 28, 2005, the Company completed the sole closing pursuant to PPM3 whereby 99.6% of the outstanding Placement Agent warrant holders participated in the exchange. The Company issued 4,542,199 shares of common stock in exchange for 4,037,510 Placement Agent options, 4,037,510 Class A Warrants, and 4,037,510 Class B Warrants. There was no sales commission paid in connection with the financing.

NOTE 9 -    EQUITY FINANCING (CONTINUED

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

NOTE 10 -   STOCKHOLDERS' (DEFICIT)

Common Stock

On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 to 80,000,000 effective as of March 3, 2004.

Preferred Stock

            InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of March 31, 2005

NOTE 11 -   COMMITMENTS AND CONTINGENCIES

            Employment Agreements

            The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the three months ended March 31, 2005 and 2004, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

            Consulting Agreements

            On August 14, 2003, the Company entered into a consulting agreement with Meyers Associates, L.P. for a term of three years. Meyers Associates, L.P. is providing services related to corporate finance and other financial service matters. For these services, Meyers Associates, L.P. is being paid $7,500 per month.

            The Company is party to other consulting agreements with various third parties for the development of the software and production of the monitors.

NOTE 12 -   GOING CONCERN

            As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the three months ended March 31, 2005 as well as for the years ended December 31, 2004 and 2003. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

            Management believes that the Company's capital requirements will depend on many factors including the success of the Company's sales efforts. During 2003 the Company retained an investment banker, Meyers Associates, L.P. ("Meyers"), to assist the Company in raising capital. Meyers had raised a total of $5,731,000 through March 31, 2005. The proceeds of this raise have been used to accelerate the Company's sales and marketing, business development, and other corporate activities.

            The Company entered into the merger with Hunapu and became publicly traded anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to its Med-e Monitor System, and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-e Monitor System and generated sales in 2004 and 2005.

            With the completion of private placements totaling $5,731,000 the Company has intensified its efforts in the development and production of their product. Additionally, with the increased cash flow from operations, the Company believes that it will not rely as heavily upon the issuance of common stock as consideration for compensation and services rendered. In the past few years, the stock issuances for services and compensation had contributed to large deficits.

            A number of pharmaceutical/health care companies have successfully tested the Med-eMonitor System on a pilot test basis and the results have been publicly announced. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

For accounting purposes, this transaction is considered, in substance, a capital transaction rather than a business combination. The exchange has been accounted for as a reverse acquisition, under the purchase method of accounting, since the former stockholders of InforMedix now own a majority of the outstanding common stock of Hunapu after the acquisition. Accordingly, the combination of InforMedix with Hunapu has been recorded as a recapitalization of InforMedix, pursuant to which InforMedix is treated as the continuing entity for accounting purposes and the historical financial statements presented are those of InforMedix. Upon the completion of the reverse acquisition, InforMedix continued to operate as a wholly owned subsidiary of InforMedix Holdings, Inc.

Therefore, based on the above transaction, we have provided management's discussion and analysis of financial condition and results of operations for InforMedix.

Critical Accounting Policies

In March 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While InforMedix's significant accounting policies are more fully described in Note 2 to its condensed consolidated financial statements included elsewhere in this report, InforMedix currently believes the following accounting policies to be critical:

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

Intellectual Property Assets

InforMedix owns 15 issued U.S. and Foreign patents and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at March 31, 2005.

Internal Use Software Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three months ended March 31, 2005 and March 31, 2004 have been expensed as research and development expense.

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $0 for the three months ended March 31, 2005 and 2004, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-e Monitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-e Monitor.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                           March 31,       March 31,
                                                             2005            2004
                                                         ------------    ------------
            Net Loss                                     ($   526,978)   ($   627,677)
                                                         ------------    ------------

            Weighted-average common shares                 29,172,742      19,613,855
              outstanding (Basic)

            Weighted-average common stock equivalents:
                  Stock options                                    --              --
                  Warrants                                         --              --
                                                         ------------    ------------

            Weighted-average common shares
                outstanding (Diluted)                      29,172,742      19,613,855
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

Results of Operations

For the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

The Company recognized $9,000 in revenue from the sale of its Med-eMonitor(TM) System for the three months ended March 31, 2005. This represents a decrease of $7,000 from $16,000 of revenue recognized for the three months ended March 31, 2004. The product was still in the development stage prior to the year beginning January 1, 2004, and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through the completion of its development stage at March 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor(TM) units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.


Compensation expense for the three months ended March 31, 2005 of $220,170, decreased by $2,841 (1%) compared to $223,011 for the prior year. Selling, general and administrative expenses for the three months ended March 31, 2005 of $250,853 decreased by $79,329 (24%) compared to $330,182 for the prior year. The decrease resulted primarily from reductions in legal and financial advisory fees. In January 2004, certain vendors agreed to receive partial compensation in the form of stock.

Research and Development expenses for the three months ended March 31, 2005 of $59,678 decreased by $44,752 (43%) compared to $104,430 for the prior year due to completion of software development work in the prior year related to the first generation of the Med-eMonitor(TM) system. In January 2004, certain vendors assisting with research and development agreed to receive partial compensation in the form of stock.

Depreciation and Amortization expense increased by $916 (21%) for the three months ended March 31, 2005, when compared to the prior year to $5,277. This increase resulted primarily from an increase in Med-eMonitor units placed in service over the prior year.

Interest expense paid decreased by 100% from $4,106 for the three months ended March 31, 2004 to $0 for the three months ended March 31, 2005. This decrease resulted primarily from a substantial reduction in Notes Payable.

Liquidity and Capital Resources

The Company does not have an operating line of credit from a financial institution and consequently relied on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitor(TM) units. The Company had monies on deposit of $127,781 at March 31, 2005, as compared with $ 95,146 at December 31, 2004.


During the period beginning December 2003 through March 2005, the Company has raised $5,731,000 through various private placements of common stock brokered by its investment banker Meyers Associates, LLP.

In March 2004, the Company completed its raise of $5,000,000 (the "Equity Offering"), through a private placement offering pursuant to a Placement Agent Agreement entered into with Meyers Associates, L.P. Pursuant to the Private Placement Memorandum (PPM1), the Company offered and sold the maximum of $5,000,000 of its securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common Stock issued, the Company also issued one Class A Warrant and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On March 2, 2003, March 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450, $1,205,000 and $1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.28 per share. In addition, the placement agent received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until March 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

On December 30, 2004, the Company completed its first closing whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 cash, 1,264,874 Class A Warrants, and 1,364,874 Class B Warrants.

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

In March 2005, three of the Company's Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 cash, 166,054 Class A warrants, and 166,054 B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

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

On February 28, 2005, the Company completed the first and final closing pursuant to PPM3 whereby 99.6% of the outstanding Placement Agent warrant holders participated in the exchange. The Company issued 4,542,199 shares of common stock in exchange for 4,037,510 Placement Agent options, 4,037,510 Class A Warrants, and 4,037,510 Class B Warrants. There was no sales commission paid in connection with the financing.

The Company used a portion of the proceeds from the Equity Offerings to substantially reduce its debt burden. In February 2003, the Company had borrowed $60,000 in the aggregate from several board members and a principal of its investment-banking firm. Interest on each note accrued at a rate of 12% per annum. These notes matured on March 7, 2003 and were subsequently converted into shares of Common Stock in March 2004. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

In April 2003, the Company borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This note matured on March 7, 2003 and was repaid with $60,250 of interest. The note had provisions for the issuance of 800,000 stock warrants (post-split), which were replaced by 250,000 warrants exercisable at $1.50 per share. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the terms and conditions of the private placement offering. The $375,000 was converted into units in the Company's private placement in March 2003 at the Equity Offering price of $.37 per unit. This Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000 which was repaid in March 2003. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

The Company had working capital of $6,967 at March 31,2005, which produced a current ratio of 1.02 to1.0, compared to working capital of $30,737 at December 31, 2004, which produced a current ratio of 1.1 to 1.0.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. If the company is not able to raise additional capital, it will be unable to pay its expenses as they come due, and may not be able to continue as a business enterprise.

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


Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

We currently are not a party to any legal proceedings.


Item 2.  Changes in Securities.

All issuances of restricted securities by the Company during the three-month period ended March 31, 2005, were previously reported on Form 8-K

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



Dated: May 16, 2005                    InforMedix Holdings, Inc.


                                       By: /s/ Bruce A. Kehr
                                          --------------------------------------
                                          Bruce A. Kehr, Chief Executive Officer
                                          (Principal executive officer)


                                       By: /s/ Arthur Healey
                                          --------------------------------------
                                          Arthur Healey, Chief Financial Officer
                                          (Principal financial officer)

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2005

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