Form 10QSB/A
period 2005-03-31
INFORMEDIX HOLDINGS INC
filed 2005-05-24
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT N0.1

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

This Amendment No. 1 to Form 10-QSB is filed solely for the purpose of correcting a typographical error in Note 9 to the Condensed Consolidated
Financial Statements and a typographical error in Item 2, Management's Discussion and Analysis or Plan of Operation.


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



Dated: May 18, 2005                    InforMedix Holdings, Inc.


                                       By:
                                          --------------------------------------
                                          Bruce A. Kehr, Chief Executive Officer
                                          (Principal executive officer)


                                       By:
                                          --------------------------------------
                                          Arthur Healey, Chief Financial Officer
                                          (Principal financial officer)

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