Form 10QSB
period 2005-06-30
INFORMEDIX HOLDINGS INC
filed 2005-08-18
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 37,508,704 shares of the registrant's common stock, par value $.001 per share, outstanding as of July 31, 2005.

Transitional Small Business Disclosure Format (Check One):   Yes: |_|  No: |X|

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                           Period Ended June 30, 2005

                                Table of Contents

                                                                            Page
PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:
  Condensed Consolidated Balance Sheet as of June 30, 2005 (unaudited).......  1
  Condensed Consolidated Statements of Operations for the Six and Three Months
  Ended June 30, 2005 and 2004 (Unaudited)...................................  2
  Condensed Consolidated Statements of Cash Flows for the Six Months
    ended June 30, 2005 and 2004.............................................
  Ended June 30, 2005 and 2004 (Unaudited)...................................  3
  Notes to Condensed Consolidated Financial Statements (Unaudited)...........  4
Item 2.  Management's Discussion and Analysis or Plan of Operation........... 21
Item 3.  Controls and Procedures............................................. 28

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 28
Item 2.  Changes in Securities............................................... 28
Item 3.  Defaults Upon Senior Securities..................................... 29
Item 4.  Submission of Matters to a Vote of Security Holders................. 29
Item 5.  Other Information................................................... 29
Item 6.  Exhibits ........................................................... 29

SIGNATURES................................................................... 30
EXHIBIT INDEX................................................................ 31

                           INFORMEDIX HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2005
                                  (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $        725
  Accounts receivable                                                    33,550
  Inventory                                                             210,753
  Prepaid expenses and other current assets                              10,878
                                                                   ------------

    Total Current Assets                                                255,906
                                                                   ------------

  Fixed assets, net of depreciation                                      91,935
                                                                   ------------

TOTAL ASSETS                                                       $    347,841
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


LIABILITIES
Current Liabilities:
   Notes payable                                                   $    230,000
   Accounts payable and accrued expenses                                565,704
                                                                   ------------

      Total Current Liabilities                                         795,704
                                                                   ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized;
    0 shares issued and outstanding                                          --
  Common stock, $.001 Par Value; 80,000,000 shares authorized;
    37,508,704 shares issued and outstanding                             37,509
  Additional paid-in capital                                         16,834,624
  Accumulated deficit                                               (17,319,996)
                                                                   ------------

      Total Stockholders' (Deficit)                                    (447,863)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $    347,841
                                                                   ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                        SIX MONTHS ENDED               THREE MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
OPERATING REVENUES
  Sales                                           $     18,550    $     16,000    $      9,550    $         --

COST OF SALES                                            6,375              --           6,375              --
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT                                            12,175          16,000           3,175              --
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Compensation expense                                432,500         448,682         212,330         225,671
   Research and development                            127,442         235,914          67,764         131,484
   Selling, general and administrative expenses        524,852         675,088         273,999         344,908
   Depreciation and amortization                        10,554           7,914           5,277           3,552
                                                  ------------    ------------    ------------    ------------
       Total Operating Expenses                      1,095,348       1,367,598         559,370         705,615
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                  (1,083,173)     (1,351,598)       (556,195)       (705,615)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                           4           4,906               4           2,493
   Interest expense                                     (2,098)         (7,057)         (2,098)         (2,951)
                                                  ------------    ------------    ------------    ------------
       Total Other Income (Expense)                     (2,094)         (2,151)         (2,094)           (458)
                                                  ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES          (1,085,267)     (1,353,749)       (558,289)       (706,073)
Provision for Income Taxes                                  --              --              --              --
                                                  ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES              $ (1,085,267)   $ (1,353,749)   $   (558,289)   $   (706,073)
                                                  ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES             $      (0.03)   $      (0.06)   $      (0.01)   $      (0.03)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              35,820,615      21,357,675      49,431,439      23,106,478
                                                  ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                       2005          2004
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $(1,085,267)   $(1,353,749)
                                                                   -----------    -----------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities

     Depreciation and amortization                                      10,554          7,914
     Common stock issues for compensation, services and interest        18,839        172,083

  Changes in assets and liabilities
     (Increase) in accounts receivable                                 (14,550)       (15,000)
     (Increase) in inventory                                            (1,962)      (138,173)
     (Increase) decrease in prepaid expenses and other assets           14,452        (56,433)
     (Decrease) in amounts due escrow agent                                 --       (126,000)
     Increase in accounts payable and accrued expenses                 248,174         84,981
                                                                   -----------    -----------
     Total adjustments                                                 275,507        (70,628)
                                                                   -----------    -----------

     Net cash (used in) operating activities                          (809,760)    (1,424,377)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                             --        (58,959)
                                                                   -----------    -----------

      Net cash (used in) investing activities                               --        (58,959)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances                               485,339      1,913,024
    Proceeds from note payables - other                                230,000             --
    Principal payments on notes payable                                     --        (61,319)
                                                                   -----------    -----------

       Net cash provided by financing activities                       715,339      1,851,705
                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (94,421)       368,369

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                         95,146        458,468
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $       725    $   826,837
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                               $       870    $     7,057
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Issuance of common stock for compensation, services
      and interest                                                 $    18,839    $   172,083
                                                                   ===========    ===========

   Conversion of notes payable to common stock                     $        --    $    84,400
                                                                   ===========    ===========

   Conversion of accounts payable to common stock                  $        --    $    15,000
                                                                   ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

            Pursuant to the Agreement, Hunapu acquired InforMedix Acquisition Corp., subject to specified conditions and terms set forth in the Agreement. The consideration paid by Hunapu for its acquisition of InforMedix Acquisition Corp. consisted of the issuance of 7,451,000 shares (post-split) of Hunapu common stock, inclusive of 112,500 shares (post-split) that were issued to InforMedix debt holders in conversion of their notes to equity, for the net assets of InforMedix Acquisition Corp. Simultaneously, with the acquisition of the issuance of the 7,451,000 shares of stock, Hunapu cancelled 5,545,000 shares (post-split) of stock issued to its chief executive officer.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

            InforMedix Holdings, Inc. stockholders also approved the authorization of 4,500,000 post-split of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

            On June 23, 2003, the Board of Directors of the Company approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003.

            InforMedix Acquisition Corp. ("Acquisition Corp"), a Delaware company, incorporated on June 26, 2002, is a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. ("InforMedix") which was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-eMonitor SystemTM. Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-eMonitor System to academic research centers and commercial customers, recently raised $5,731,000 in private placements of equity to increase business development and sales and marketing activities. As such, InforMedix prior to 2004, was in the development stage. On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The condensed consolidated financial statements include the accounts of InforMedix and its subsidiary for the six months ended June 30, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

            The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000.

            Fixed Assets

            Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and five years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs that do not materially add to the useful life are charged to operations as incurred.

            Intellectual Property Assets

            The Company owns 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at June 30, 2005.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Internal Use Software Costs

            Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six months ended June 30, 2005 and 2004 have been expensed as research and development.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

            Income Taxes

            The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six months ended June 30, 2005 and 2004, respectively.

            Advertising

            The costs of advertising are expensed as incurred. Advertising costs were $-0- and $-0- for the six months ended June 30, 2005 and 2004, respectively.

            Reclassifications

            Certain  amounts  in  the  2004  condensed   consolidated  financial
            statements were reclassified to conform to the 2005 presentation.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Earnings (Loss) Per Share of Common Stock

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor System, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor System.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                              June 30,         June 30,
                                                                2005              2004
                                                              ---------        ----------
            Net Loss                                        $ (1,085,267)    $ (1,353,749)

            Weighted-average common shares
            Outstanding (Basic)                               35,820,615       21,357,675

            Weighted-average common stock equivalents:
              Stock options                                           --               --
              Warrants                                                --               --
                                                              ----------      -----------

            Weighted-average common shares
            Outstanding (Diluted)                             35,820,615      21,357,675
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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements

            On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements (note 3(e)). Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

            In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FASB 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FASB 151 is effective for the Company in 2006. The Company does not expect FASB 151 to have a material impact on its results or financial statements.

            On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 3 -    FIXED ASSETS

            Fixed assets consist of the following at June 30, 2005:


                  Office and manufacturing equipment        $   38,457
                  Med-eMonitor Units                            41,280
                  Computer equipment                            97,830
                  Equipment under capital leases                45,622
                                                            ----------
                                                               223,189
                  Less:  accumulated depreciation              131,254
                                                            ----------
                  Net book value                            $   91,935
                                                            ==========

            Depreciation expense for the six months ended June 30, 2005 and 2004 was $10,554 and $7,914, respectively. Included in that amount is $0 and $3,948, of amortization expense of equipment under capital leases for the six months ended June 30, 2005 and 2004, respectively.

NOTE 4 -    NOTE PAYABLE

            Bank

            The Company entered into a promissory note dated July 6, 1998, modified February 6, 2000 with United Bank. Principal and interest were due in 36 payments from March 6, 2000 to February 6, 2003 at an annual interest rate of prime plus one percent. The Company commenced payments on March 6, 2000 through May 6, 2001. At that time, this note was refinanced, and the Company was advanced amounts to bring the balance back to its original amount of $297,500. This promissory note was again amended in January 2002, effective December 2001, whereby the Company was provided an extension through June 30, 2002 on its payments. Interest payments due were paid currently. The Company commenced repayment of the principal balance on the loan on August 2, 2002. The unpaid balance on the note payable at June 30, 2004 was $74,375. Of this amount the entire amount is reflected as current maturities at June 30, 2004, due to the amount being due on November 30, 2004, the date to which the note was extended. The Company repaid the loan in August, 2004

            The note was personally guaranteed and partially collateralized by certain officers and founders of the Company. For signing personally on the note, the officers were issued shares of stock.

            Interest expense pertaining to this note was $2,678 for the six months ended June 30, 2004.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 5 -    NOTES PAYABLE (Continued)

            Other

            On February 1, 2003, June 12, 2003, and July 24, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $20,000 for a total of $104,400 all due and payable at interest rates ranging from 8% to 12% in December 2003 through January 2004. Of these amounts due, $84,400 plus accrued interest was converted into equity. The remaining $20,000 was repaid as of June 30, 2004.

            The Company entered into three promissory notes ("Bridge Notes") dated June 6, June 18, and June 28, 2005 with three individuals pursuant to a private placement effected by the Company's investment banker Meyers Associates, L.P. These individuals loaned $230,000 collectively to the Company in notes that were to mature June 30, 2006. The notes accrued interest at a rate of 10% annually. These notes are classified as current maturities as of June 30, 2005. In addition, the investors received warrants exercisable into 230,000 shares at $.15 per share.

NOTE 6 -    OPERATING LEASE

            During 2000, the Company entered into a lease for office space commencing February 1, 2000 through March 31, 2005 with extensions. Subsequent to March 31, 2005, the Company is on a month-to-month lease of its offices. The Company's current monthly payment on the operating lease is $2,408. On lease inception, the Company issued 500 shares (post-split) of common stock to the lessor that has been valued at the fair market value of $20 per share (post-split) resulting in a charge to operations of $10,000. Effective March 2003, the landlord sold the building in which the Company is located in and, at that time, the Company signed a one year lease agreement for $2,294 per month.

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

            At June 30, 2005, deferred tax assets consist of the following:

                  Deferred tax assets                   $ 6,924,795
                  Less:  valuation allowance             (6,924,795)
                                                        ------------
                  Net deferred tax assets               $        -0-
                                                        ============

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 8 -    PROVISION FOR INCOME TAXES (CONTINUED)

            At June 30, 2005, the Company had accumulated deficits in the approximate amount of $17,311,716, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9 -    EQUITY FINANCING

            The Company issued a private placement memorandum (PPM ) on October 20, 2003 for a maximum $5,000,000 raise consisting of units costing $50,000 each (100 units). The Company through its placement agent, Meyers Associates, L.P. was successful in completing the full subscription amount of $5,000,000.

            For an investment in the Company, the investor received common shares of the Company at $.37 per share, Class A Warrants exercisable into one share of common stock at an exercise price of $.44 per share, and Class B Warrants exercisable into one-half share of common stock at an exercise price of $.28 per one-half share. For each $50,000 investment, the investor received 135,136 shares of common stock, 135,136 Class A Warrants and 135,136 Class B Warrants.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 9 -    EQUITY FINANCING (continued)

            On January 21, 2005, the Company completed the second closing pursuant to PPM2 whereby the Company issued 3,111,129 shares of common stock in exchange for $253,500 cash, 3,425,698 Class A Warrants, and 3,425,698 Class B Warrants. On February 17, 2005, the Company completed the third closing pursuant to PPM2 whereby the Company issued 3,632,474 shares of common stock in exchange for $296,000 cash, 4,000,026 Class A Warrants, and 4,000,026 Class B
            Warrants. On March 8, 2005, the Company completed the fourth and final closing pursuant to PPM2 whereby the Company issued 987,952 shares of common stock in exchange for $80,500 cash, 1,087,845 Class A Warrants, and 1,087,845 Class B Warrants. Meyers Associates, LP was paid an aggregate of $95,030 in consulting fees in connection with the financing pursuant to PPM2.

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

            On February 28, 2005, the Company completed the first and final closing pursuant to PPM3 whereby 99.6% of the outstanding Placement Agent warrants were exchanged for stock. The Company issued 4,542,199 shares of common stock in exchange for 4,037,510 Placement Agent options, 4,037,510 Class A Warrants, and 4,037,510 Class B Warrants pursuant to PPM3. There was no placement agent fee in connection with the financing.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 10 -   STOCKHOLDERS' (DEFICIT)

            Common Stock

            As of May 8, 2003, the date of the Company's merger with Acquisition Corp., there were 20,000,000 shares of common stock authorized, of which, 9,165,596 shares were issued and outstanding.

            On January 21, 2004, the Company's board of directors approved a resolution to increase the number of authorized common shares from 20,000,000 to 80,000,000 effective as of March 3, 2004.

            For the period May 8, 2003 through December 31, 2004, the Company issued 13,513,596 shares pursuant to PPM1, 1,239,543 shares pursuant to PPM2, 925,411 shares in exchange for services rendered by vendors of the Company, and 187,990 shares in exchange for the conversion of Notes Payable.

            For the Period January 1, 2005 through June 30, 2005, the Company issued 7,731,802 shares pursuant to PPM2, 4,542,199 shares pursuant to PPM3, 51,760 shares to Consultants in exchange for services rendered, and 150,807 to three independent Board Members in exchange for cash, Class A Warrants, and Class B Warrants on the same terms as the investors in PPM2.

            Preferred Stock

            InforMedix Holdings, Inc. also had authorized 9,000,000 shares of preferred stock before split (4,500,000 following the reverse stock split) which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of June 30, 2005

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 11 -   COMMITMENTS AND CONTINGENCIES

            Employment Agreements

            The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the six months ended June 30, 2005 and 2004, respectively. Historically, the Company had been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

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

NOTE 12 -   GOING CONCERN

            As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the six months ended June 30, 2005 as well as for the years ended December 31, 2004 and 2003. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 12 -   GOING CONCERN (Continued)

            Management believes that the Company's capital requirements will depend on many factors including the success of the Company's sales efforts. During 2003 the Company retained an investment banker, Meyers Associates, L.P. ("Meyers"), to assist the Company in raising capital. Meyers had raised a total of $5,961,000 through June 30, 2005. The proceeds of this raise have been used to accelerate the Company's sales and marketing, business development, and other corporate activities.

            The Company entered into the merger with Hunapu and became publicly traded anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to its Med-eMonitor System, and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-eMonitor System and generated sales in 2005 and 2004.

            With the completion of private placements (PPM1 and PPM2) totaling $5,731,000, and the completion of a Bridge Financing totaling $230,000, the Company has intensified its efforts in the development and production of their product. Additionally, with the increased cash flow from operations, the Company believes that it will not rely as heavily upon the issuance of common stock as consideration for compensation and services rendered. In the past few years, the stock issuances for services and compensation had contributed to large deficits.

            A number of pharmaceutical/health care companies have successfully tested the Med-eMonitor System on a pilot test basis and the results have been publicly announced. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 13 -   PATENTS

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

NOTE 14 -   SUBSEQUENT EVENTS

            The Company entered into a promissory note and warrant agreement ("Bridge Note") dated August 5, 2005 with one individual pursuant to a private placement offering to an accredited investor made directly by the Company. The accredited investor loaned $175,000 to the Company in a note that is to mature on August 5, 2006. The note accrues interest at a rate of 10% annually. This note will be classified as a current maturity on subsequent financial statements. In addition, the investor received warrants exercisable into 175,000 shares at $.15 per share.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Reverse Acquisition

Founded in 1997, InforMedix has developed and integrated a portable patient-interactive monitoring device, hardware, software and networked communications system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor(TM) System leverages InforMedix's intellectual property with 15 patents issued and 12 patents pending.

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

Company has Emerged from Development Stage

InforMedix was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" for financial statements for the years ended December 31, 2003 and earlier. InforMedix had devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It had sold Med-e Monitors to academic centers to complete grant-funded clinical research on a limited basis, and completed the design of its product and initiated the first run of scalable manufacturing in preparation for expansion of sales activities. The Company generated the first sale of its scalable manufactured Med-eMonitor System in the first quarter on 2004 and has consequently emerged from its development stage.

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

Intellectual Property Assets

InforMedix owns 15 issued U.S. and Foreign patents and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at June 30, 2005.

Internal Use Software Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six months ended June 30, 2005 and 2004 have been expensed as research and development expense.

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

Advertising

Costs of advertising are expensed as incurred. Advertising costs were $0 and $0 for the six months ended June 30, 2005 and 2004, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                        June 30,       June 30,
                                                          2005           2004
                                                      ------------   -----------

          Net Loss                                   ($1,085,267)   ($1,353,749)
                                                      ------------   -----------

          Weighted-average common shares              35,820,615     21,357,675
            outstanding (Basic)

          Weighted-average common stock equivalents:
                Stock options                                 --             --
                Warrants                                      --             --
                                                      ----------      ---------

          Weighted-average common shares
              outstanding (Diluted)                   35,820,615      21,357,675
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

Results of Operations

For the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

The Company recognized $18,550 in revenue from the sale of its Med-eMonitor(TM) System for the six months ended June 30, 2005. This represents an increase of $2,550 from $16,000 of revenue recognized for the six months ended June 30, 2004. The product was still in the development stage prior to the year beginning January 1, 2004, and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through the completion of its development stage at December 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor(TM) units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

Compensation expense for the six months ended June 30, 2005 of $432,500, decreased by $16,182 (4%) compared to $448,682 for the prior year. Selling, general and administrative expenses for the six months ended June 30, 2005 of $524,852 decreased by $150,236 (22%) compared to $675,088 for the prior year. The decrease resulted primarily from reductions in legal and financial advisory fees.

Research and Development expenses for the six months ended June 30, 2005 of $127,442 decreased by $108,472 (46%) compared to $235,914 for the prior year due to completion of software development work in the prior year related to the first generation of the Med-eMonitor(TM) system.

Depreciation and Amortization expense increased by $2,640 (33%) for the six months ended June 30, 2005, when compared to the prior year to $10,554. This increase resulted primarily from an increase in Med-eMonitor units placed in service over the prior year.

Interest expense paid decreased by 70% from $7,057 for the six months ended June 30, 2004 to $2,098 for the six months ended June 30, 2005. This decrease resulted primarily from a substantial reduction in Notes Payable over the relative six month periods.

Liquidity and Capital Resources

The Company does not have an operating line of credit from a financial institution and consequently relied on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitor(TM) units. The Company had monies on deposit of $725 at June 30, 2005 as compared with $ 95,146 at December 31, 2004.

During the period beginning December 2003 through June 2005, the Company has raised $5,731,000 through various private placements of common stock effected by its investment bankers Meyers Associates, LLP. In addition, in June 2005, the Company raised an additional $230,000 cash from short-term debt financings, issuing promissory notes bearing an annual interest rate of 10%.

In March 2004, the Company completed its raise of $5,000,000 (the "Equity Offering"), through a private placement offering pursuant to a Placement Agent Agreement entered into with Meyers Associates, L.P. Pursuant to the Private Placement Memorandum (PPM1), the Company offered and sold the maximum of $5,000,000 of its securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $0.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common Stock issued, the Company also issued one Class A Warrant to purchase one share of Common Stock and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On March 2, 2003, March 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450, $1,205,000 and
$1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase
13,527,109 shares of Common Stock at $0.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.56 per share In addition, the placement agent received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until March 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

On December 30, 2004, the Company completed its first closing whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 cash, 1,364,874 Class A Warrants, and 1,364,874 Class B Warrants

On January 21, 2005, the Company completed the second closing pursuant to PPM2 whereby the Company issued 3,111,129 shares of common stock in exchange for $253,500 cash, 3,425,698 Class A Warrants, and 3,425,698 Class B Warrants. On February 17, 2005, the Company completed the third closing pursuant to PPM2 whereby the Company issued 3,632,474 shares of common stock in exchange for $296,000 cash, 4,000,026 Class A Warrants, and 4,000,026 Class B Warrants. On March 8, 2005, the Company completed the fourth and final closing pursuant to PPM2 whereby the Company issued 987,952 shares of common stock in exchange for $80,500 cash, 1,087,845 Class A Warrants, and 1,087,845 Class B Warrants. Meyers Associates was paid an aggregate of $95,030 in consulting fees in connection with the financing pursuant to PPM2.

In March 2005, three of the Company's Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 cash, 166,054 Class A warrants, and 166,054 B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

On February 16, 2005,  The Company issued a third private  placement  memorandum
(PPM3) offering its investment banker and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants could exchange warrants for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanged all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black Scholes method for valuing derivative securities.

On February 28, 2005, the Company completed the first and final closing pursuant to PPM3 whereby 99.6% of the outstanding Placement Agent warrants were exchanged for Common Stock. The Company issued 4,542,199 shares of common stock in exchange for 4,037,510 Placement Agent options, 4,037,510 Class A Warrants, and 4,037,510 Class B Warrants. There were no sales commission paid in connection with the financing.

The Company entered into three promissory notes ("Bridge Notes") dated June 6, June 18, and June 28, 2005 with three individuals pursuant to a private placement brokered by the Company's investment banker Meyers Associates, L.P. These individuals loaned $230,000 collectively to the Company in notes that were to mature June 30, 2006. The notes accrued interest at a rate of 10% annually. These notes are classified as current maturities as of June 30, 2005.

The Company also entered into a promissory note ("Bridge Note") dated August 5, 2005 with one individual pursuant to a private placement offering to an accredited investor made directly by the Company. The accredited investor loaned $175,000 to the Company in a note that is to mature on August 5, 2006. The note accrues interest at a rate of 10% annually. This note will be classified as a current maturity on subsequent financial statements.

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

In April 2002, the Company borrowed $350,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This Note was repaid in full together with accrued interest of $17,500 on April 11, 2003.

The Company entered into a promissory note agreement in the amount of $750,000 on April 11, 2003, collateralized by a perfected first lien on the Company's intellectual property in the event of default. Proceeds of this note were used to repay existing debt as well as fees and related costs to complete the merger. Interest was being accrued at a rate of 12% per annum, and the note had provisions for the issuance of 800,000 stock warrants, which had not been exercised as of December 31, 2003. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities (PPM1), $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the same terms and conditions as the private placement offering. The Company in its second closing pursuant to PPM1 on December 19, 2003, eclipsed the $2 million dollar plateau. As part of the agreement, the lender was originally issued 800,000 warrants exercisable at $3.00 per share for a five-year period. The Company and the lender agreed to restructure the loan and those 800,000 warrants were replaced by warrants to purchase 250,000 shares of common stock exercisable at $1.50 per share. Upon the second closing of PPM1, the lender was repaid $375,000 plus all accrued and unpaid interest and the remaining $375,000 was converted into $375,000 of units as part of the equity financing. When the loan was repaid, the loan agreement and related security interest was terminated. The lender also received warrants to purchase 150,000 shares of common stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000.

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

The Company had entered into six promissory notes dated August 31, 2003 and September 10, 2003 with individual and institutional investors obtained through the Company's investment banker Meyers Associates, L.P. These investors loaned $400,000 collectively to the Company in notes that matured on August 31, 2004. The notes accrued interest at a rate of 10% per annum. Aggregate interest of $11,480 was paid by the Company on these notes prior to their maturity. An aggregate of $300,000 principal amount of these notes were converted into units of the Company's Equity Offering described above and $100,000 principal amount was repaid from proceeds of the private placement. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The Company had a working capital deficit of $(539,798) at June 30, 2005, which produced a current ratio of .32 to 1.0, compared to working capital of $30,737 at December 31, 2004, which produced a current ratio of 1.1 to 1.0.

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

We believe the Company will meet working capital requirements for the next 12 months from invested capital and sales. The expected growth of the business will have to be partially funded through the sale of additional equity to support the higher inventory and accounts receivable levels. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to enhance our products, take advantage of future sales opportunities, respond to competitive pressures, or potentially remain in business

Revenue generation will be critical to the future success of the Company. The following six phases summarize the strategies and tactics that the Company has employed and will continue to employ in order to generate future revenues:

In Phase I, the Company has established and expanded upon its Patent Portfolio to protect the substantial investment involved in launching the Med-eMonitor System.

In Phase II, the Company has developed and tested the Med-eMonitor System to maximize its functionality and value proposition..

In Phase III, the Company scientifically established that the Med-eMonitor System improves patient medication and care plan adherence, using independent third party academic medical center trials, peer-reviewed medical journal articles, presentations at national and international scientific symposia, and by receiving a national award for technologic excellence. These research studies and award provide a scientific basis for the marketing and sales claims that we make to customer prospects.

In Phase IV, the Company increased its visibility to customer prospects without building a large infrastructure, by establishing strategic alliances to penetrate the clinical drug trial and disease management markets. The Company also increased its visibility through positioning InforMedix's CEO as a national expert in the field of medication adherence, by his being appointed to The Board of The University of Pennsylvania's Institute of Aging, being invited by hosts of prestigious seminars to network with CEOs of prospective customers, and by public speaking including symposia presentations and print, radio, and televised interviews.

In Phase V, the Company improved its ability to make direct sales into the disease management and managed care markets, through hiring top performing salespeople experienced in these markets

In Phase VI, which has just begun, the Company believes it will achieve significant revenue generation. By establishing the technology through scientific studies, establishing alliances with larger companies and developing national visibility and credibility, InforMedix believes that it has positioned the Med-eMonitor System as a product pharmaceutical and disease management companies can trust to safely and effectively monitor their patients' medication and medical treatment adherence.

The Company has accomplished numerous objectives during the first six months of 2005. We demonstrated improved medication adherence rates in excess of 90%, with data presented at a variety of international meetings, and publication in a third peer-reviewed medical journal.

We announced the formation of a strategic partnership with invivodata, Inc. for the marketing, sale, distribution and implementation support of the InforMedix Med-eMonitor System to invivodata's global base of pharmaceutical and biotech company clients. invivodata is a leading provider of electronic diary solutions to the pharmaceutical industry for use in clinical trials.

We strengthened our relationship with McKesson BioServices and McKesson Health Solutions pursuant to a Strategic Alliance Agreement dated September 27, 2004. We co-branded the "McKesson Med-eMonitor" for marketing, sales and distribution of the first technology platform to integrate medication adherence, electronic patient diary, and clinical drug packaging, to facilitate clinical trials. We also launched a clinical study in diabetes in remote rural Montana, as the first application of the McKesson Med-eMonitor platform. Initial feedback from patient participants has been positive, initial medication adherence rates are in excess of 90%, and clinic feedback on InforMedix's ability to deliver has been very positive. And finally, we created a program for outcomes research, disease management and economic return-on investment analysis of the Med-eMonitor System through a partnership with The University of Pennsylvania, Wharton's Leonard Davis Institute, McKesson Health Solutions/Disease Management and St. Vincent Healthcare. This involves working with McKesson's Medical Director of their Disease Management Division.

The Company also strengthened its corporate structure during the first half of this year. We brought on board an experienced sales professional with $200,000,000 in sales revenues achieved in Disease Management and Managed Care Markets, as our Director of Sales for the disease management and homecare markets. In March, we closed on a warrant conversion and exchange financing of $731,000, and in June closed on an interim convertible debt financing of $230,000, and we initiated discussions regarding a capital raise for up to $3.5 million through an equity financing. In addition, InforMedix was the recipient of the Frost & Sullivan 2005 Technology Innovation & Leadership of the Year Award in Patient Monitoring for successfully developing and piloting the Med-eMonitor System. Frost & Sullivan is a global consulting company with offices in the United States, Canada, United Kingdom, France, Germany, India, Australia, Singapore, Japan, Malaysia, Brazil, Mexico, Japan and China. We have also built a sales pipeline in the disease management market. We have accepted verbal commitments for orders from customers, and are hopeful that these will convert into definitive agreements, but can offer no assurances.

In Conclusion

InforMedix' proprietary technology and ability to improve patient medication adherence to levels in excess of 90% in multiple clinical settings and disease states is generating interest and initial market demand. Our alliance with invivodata is intended to enable us to penetrate the clinical trials market invivodata's capabilities as a global implementation partner provides credibility and critical mass to the sale of the Med-eMonitor System in Clinical Trials. This will allow InforMedix to focus more resources into providing products and services to the disease management and home healthcare markets, where we are finding shorter selling cycles. The disease management market sales pipeline of potential clients is building nicely in these markets that we only recently entered and where we believe that we have a "first mover" advantage. We believe that our strong patent position and market leading strategic alliances, combined with our experienced management team and board of industry experts, position our company well to generate increased revenues and shareholder value.

Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2.  Changes in Securities.

All issuances of restricted securities by the Company during the six-month period ended June 30, 2005, were previously reported on Form 8-K

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



Dated: August 17, 2005                 InforMedix Holdings, Inc.


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