Form 10QSB
period 2005-09-30
INFORMEDIX HOLDINGS INC
filed 2005-11-14
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 38,726,055 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 10, 2005.

Transitional Small Business Disclosure Format (Check One): Yes: |_| No: |X|

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                         Period Ended September 30, 2005

                                Table of Contents

                                                                          Page
                                                                          ----

PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:
  Condensed Consolidated Balance Sheet as of September 30, 2005
    (Unaudited)...........................................................  3
  Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2005 and 2004 (Unaudited)..................  4
  Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2005 and 2004 (Unaudited).........................  5
  Notes to Condensed Consolidated Financial Statements (Unaudited)........  6
Item 2.  Management's Discussion and Analysis or Plan of Operation........  24
Item 3.  Controls and Procedures..........................................  35

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings................................................  35
Item 2.  Changes in Securities............................................  35
Item 3.  Defaults Upon Senior Securities..................................  36
Item 4.  Submission of Matters to a Vote of Security Holders..............  36
Item 5.  Other Information................................................  36
Item 6.  Exhibits ........................................................  36

SIGNATURES................................................................  37
EXHIBIT INDEX.............................................................  38

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                           INFORMEDIX HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $        507
  Accounts receivable                                                    27,550
  Inventory                                                             210,753
  Prepaid expenses and other current assets                               8,025
                                                                   ------------


    Total Current Assets                                                246,835

  Fixed assets, net of depreciation                                      88,540
                                                                   ------------

TOTAL ASSETS                                                       $    335,375
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES

Current Liabilities:
  Notes payable                                                    $    661,000
  Accounts payable and accrued expenses                                 625,866
                                                                   ------------

    Total Current Liabilities                                         1,286,866
                                                                   ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized;
    0 shares issued and outstanding                                          --
  Common stock, $.001 Par Value; 80,000,000 shares authorized;
    38,726,055 shares issued and outstanding                             38,726
  Unearned Compensation                                                 (38,487)
  Additional paid-in capital                                         16,813,591
  Accumulated deficit                                               (17,765,321)
                                                                   ------------

    Total Stockholders' (Deficit)                                      (951,491)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $    335,375
                                                                   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED              THREE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
OPERATING REVENUES
  Sales                                          $     21,550    $     16,000    $      3,000    $         --

COST OF SALES                                          12,613              --           6,238              --
                                                 ------------    ------------    ------------    ------------

GROSS PROFIT                                            8,937          16,000          (3,238)             --
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Compensation expense                                625,693         639,491         201,473         190,809
  Research and development                            190,267         286,872          62,825          50,958
  Selling, general and administrative expenses        694,033         897,705         162,652         222,795
  Depreciation and amortization                        15,829          10,290           3,401           2,377
                                                 ------------    ------------    ------------    ------------
    Total Operating Expenses                        1,525,822       1,834,358         430,351         466,939
                                                 ------------    ------------    ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                 (1,516,885)     (1,818,358)       (433,589)       (466,939)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                                           4           6,222              --           1,316
  Interest expense                                    (13,710)         (8,367)        (11,612)         (1,310)
                                                 ------------    ------------    ------------    ------------
    Total Other Income (Expense)                      (13,706)         (2,145)        (11,612)              6
                                                 ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         (1,530,591)     (1,820,503)       (445,201)       (466,933)
Provision for Income Taxes                                 --              --              --              --
                                                 ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES             $ (1,530,591)   $ (1,820,503)   $   (445,201)   $   (466,933)
                                                 ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES            $      (0.04)   $      (0.08)   $      (0.01)   $      (0.02)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               36,612,402      22,096,638      38,170,158      23,558,500
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITED)

                                                                         2005           2004
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(1,530,591)   $(1,820,503)
                                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities
    Unearned Compensation                                                  2,725             --
    Depreciation and amortization                                         13,948         10,290
    Common stock issuances for compensation, services and interest       182,603        195,960

  Changes in assets and liabilities
    (Increase) in accounts receivable                                     (8,550)       (15,000)
    (Increase) in inventory                                               (1,963)      (146,973)
    (Increase) decrease in prepaid expenses and other assets              17,305        (38,108)
    (Decrease) in amounts due escrow agent                                    --       (126,000)
    Increase in accounts payable and
      and accrued expenses                                               308,336         65,199
                                                                     -----------    -----------
    Total adjustments                                                    514,405        (54,632)
                                                                     -----------    -----------

    Net cash (used in) operating activities                           (1,016,186)   (1,875,135)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of fixed assets                                                --        (58,959)
                                                                     -----------    -----------

    Net cash (used in) investing activities                                   --        (58,959)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
  Proceeds from common stock issuances                                   260,547      1,958,142
  Proceeds from note payables - other                                    661,000             --
  Principal payments on notes payable                                         --       (135,693)
                                                                     -----------    -----------

    Net cash provided by financing activities                            921,547      1,822,449
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (94,639)      (111,645)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                     95,146        458,468
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $       507    $   346,823
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:
  Interest expense                                                   $     1,360    $     3,990
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Issuance of common stock for compensation, services and interest   $   182,603    $   195,960
                                                                     ===========    ===========

  Conversion of notes payable to common stock                        $        --    $   158,775
                                                                     ===========    ===========

  Conversion of accounts payable to common stock                     $        --    $    15,000
                                                                     ===========    ===========

  Unearned compensation on options issued                            $     41,212   $        --
                                                                     ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

            InforMedix Holdings, Inc. (the "Company") was organized under the laws of the State of Nevada on January 19, 2000 under the name Hunapu, Inc. On May 8, 2003. InforMedix Acquisition Corp. ("Acquisition Corp.") merged with and into Hunapu Inc. ("Hunapu") pursuant to the Agreement and Plan of Reorganization dated February 7, 2003 (the "Agreement"). Hunapu was the surviving entity and subsequently changed its name to InforMedix Holdings, Inc.

            Pursuant to the Agreement, Hunapu acquired Acquisition Corp., subject to specified conditions and terms set forth in the Agreement. The consideration paid by Hunapu for its acquisition of Acquisition Corp. consisted of the issuance of 7,451,000 shares of Hunapu common stock, inclusive of 112,500 shares that were issued to InforMedix debt holders in conversion of their notes to equity, for the net assets of Acquisition Corp. Simultaneously, with the acquisition of the issuance of the 7,451,000 shares of stock, Hunapu cancelled 5,545,000 shares of stock issued to its chief executive officer.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            For accounting purposes, the transaction has been accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, Acquisition Corp. was treated as the continuing entity for accounting purposes. Following the merger, the sole officer and director of Hunapu resigned and was replaced with the officers and directors of Acquisition Corp.

            Pursuant to the Agreement, the Company's stockholders approved the authorization of 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

            Acquisition Corp. was a Delaware holding company, incorporated on June 26, 2002, with a wholly owned subsidiary IFAC, Inc. ("IFAC"), for the purpose of acquiring InforMedix, Inc. ("InforMedix"). InforMedix was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-eMonitor SystemTM.

            Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-eMonitor System to academic research centers and commercial customers, and has recently raised $5,731,000 in private placements of equity to increase business development and sales and marketing activities. In addition, during the period June 1, 2005 through September 30, 2005, the Company has raised an additional $661,000 through Convertible Notes Payable. Prior to 2004, InforMedix was classified as a development stage company.

            On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            InforMedix's stockholders received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix's stock pursuant to the terms of the merger. Acquisition Corp. conducted no other business operations other than the share exchange with InforMedix and subsequent merger into Hunapu. The initial merger into Acquisition Corp became effective on August 22, 2002. InforMedix remains the only operational segment of the Company today.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The condensed consolidated financial statements include the accounts of InforMedix Holdings and its subsidiary for the nine months ended September 30, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

            Intellectual Property Assets

            The Company has been issued and assigned 15 U.S. and Foreign patents, of which 6 patents filed in 1985 have expired as of September 30, 2005, and has 12 U.S. and Foreign patents pending. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at September 30, 2005.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Internal Use Software Costs

            Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine months ended September 30, 2005 and 2004 have been expensed as research and development.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Research and Development

            Research and development costs are related primarily to the Company obtaining its 9 issued U.S. and Foreign and 12 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor devices, communications connectivity between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

            Income Taxes

            The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit has been reflected for the nine months ended September 30, 2005 and 2004, respectively.

            Advertising

            The cost of advertising is expensed as incurred. Advertising costs were $-0- for the nine months ended September 30, 2005 and 2004, respectively.

            Reclassifications

            Certain amounts in the September 30, 2004 condensed consolidated financial statements were reclassified to conform to the September 30, 2005 presentation. The reclassifications had no effect on the loss reported for the nine months ended September 30, 2004.

            (Loss) Per Share of Common Stock

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            (Loss) Per Share of Common Stock (Continued)

            The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor System, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor System.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                              Sept. 30,       Sept. 30,
                                                 2005            2004
                                             ------------    ------------
            Net Loss                         $ (1,530,591)   $ (1,820,503)

            Weighted-average common shares
            Outstanding (Basic)                36,612,402      22,096,638

            Weighted-average common stock
              equivalents:
              Stock options                            --              --
              Warrants                                 --              --
                                             ------------    ------------

            Weighted-average common shares
              Outstanding (Diluted)            36,612,402      22,096,638
                                             ============    ============


            The Company presently has 7,457,749 and 5,092,749 options, and 10,016,847 and 32,057,055 warrants available as of September 30, 2005 and 2004, respectively.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 3 -    FIXED ASSETS

            Fixed assets consist of the following at September 30, 2005:

            Office and manufacturing equipment   $ 40,089
            Med-eMonitor Units                     41,280
            Computer equipment                     97,830
            Equipment under capital leases         43,990
                                                 --------
                                                  223,189
            Less:  accumulated depreciation       134,649
                                                 --------
            Net book value                       $ 88,540
                                                 ========


            Depreciation expense for the nine months ended September 30, 2005 and 2004 was $13,948 and $10,290, respectively. Included in that amount are $5,509 and $5,922 of amortization expense of equipment under capital leases for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 4 -    NOTES PAYABLE

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

            Interest expense pertaining to this note was $3,887 for the nine months ended September 30, 2004.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 5-     NOTES PAYABLE (Continued)

            Other

            On June 6, June 18, and June 28, 2005, the Company entered into various short-term promissory notes payable ("Bridge Notes") with various individuals pursuant to a private offering arranged by the Company's placement agent Meyers Associates, L.P. ("Myers"). These individuals loaned $230,000 collectively to the Company in notes that were to mature June 30, 2006. The notes accrued interest at a rate of 10% annually. These notes are classified as current maturities as of September 30, 2005. In addition, the investors received warrants exercisable into 230,000 shares at $.15 per share.

            On July 26, 2005, the Company borrowed an aggregate $6,000 from the six Directors on the Company's Board of Directors. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 6,000 shares at $.15 per share.

            On August 5, 2005, the Company entered into a promissory note and warrant agreement with an existing shareholder pursuant to a private placement offering made directly by the Company without the assistance of its placement agent. The accredited investor loaned $175,000 to the Company pursuant to a note scheduled to mature on August 5, 2006. The note accrues interest at a rate of 10% annually. In addition, the investor received warrants exercisable into 175,000 shares at $.15 per share. The Note was secured with a pledge of accounts receivable, inventory, and common stock.

            On August 18, 2005, August 24, 2005, and September 9, 2005, the Company closed on three separate promissory note and stock purchase agreements with existing shareholders pursuant to a private placement offering arranged by Meyers. The investors loaned $125,000, $75,000 and $50,000 to the Company pursuant to promissory notes maturing on August 18, 2006, August 24, 2006, and September 9, 2006, respectively. The notes accrue interest at a rate of 10% annually. In addition, Meyers was issued 375,000, 225,000, and 150,000 shares of common stock as "replacement shares" to reimburse Meyers at 150% of the registered shares it transferred to the investors pursuant to the stock purchase agreements.

            On February 1, 2003, June 12, 2003, and July 24, 2003, the Company entered into various short-term notes payable for amounts ranging between $4,000 and $20,000 for a total of $104,400 all due and payable at interest rates ranging from 8% to 12% in December 2003 through January 2004. Of these amounts due, $84,400 plus accrued interest was converted into common stock and warrants pursuant to the terms of PPM1 (See Note 9). The remaining $20,000 was repaid as of June 30, 2004 with cash.

            Interest expense accrued pursuant to the above notes was $16,937 and
            $0  for  the  nine  months  ended   September  30,  2005  and  2004,
            respectively.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 6-     OPERATING LEASE

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

            At September 30, 2005, deferred tax assets consisted of the following:

            Deferred tax assets          $ 6,040,209
            Less:  valuation allowance    (6,040,209)
                                         -----------
            Net deferred tax assets      $       -0-
                                         ===========

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 8 -    PROVISION FOR INCOME TAXES (CONTINUED)

            At September 30, 2005, the Company had accumulated deficits in the approximate amount of $17,765,321, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9 -    EQUITY FINANCING

            The Company issued a private placement memorandum (PPM1) on October 20, 2003 for a maximum $5,000,000 raise consisting of units costing $50,000 each (100 units). The Company through its placement agent, Meyers was successful in completing the full subscription amount of $5,000,000.

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

            The Company issued a second private placement memorandum ("PPM2") on December 22, 2004 for a maximum $1,000,000 raise consisting of shares of common stock in exchange for cash and the surrender of warrants. The offering was limited to existing warrant holders that had received warrants pursuant to PPM1. Pursuant to PPM2, warrant holders were offered 122,727 shares of common stock in exchange for each exchange unit comprised of $10,000 in cash, 135,136 Class A Warrants, and 135,136 Class B Warrants.

            On December 30, 2004, the Company completed its first closing whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 in cash, 1,264,874 Class A Warrants, and 1,364,874 Class B Warrants.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 9 -    EQUITY FINANCING (continued)

            On January 21, 2005, the Company completed the second closing pursuant to PPM2 whereby the Company issued 3,111,129 shares of common stock in exchange for $253,500 in cash, 3,425,698 Class A Warrants, and 3,425,698 Class B Warrants. On February 17, 2005, the Company completed the third closing pursuant to PPM2 whereby the Company issued 3,632,474 shares of common stock in exchange for $296,000 in cash, 4,000,026 Class A Warrants, and 4,000,026 Class B Warrants. On March 8, 2005, the Company completed the fourth and final closing pursuant to PPM2 whereby the Company issued 987,952 shares of common stock in exchange for $80,500 in cash, 1,087,845 Class A Warrants, and 1,087,845 Class B Warrants. Meyers was paid an aggregate of $95,030 in consulting fees in connection with the financing pursuant to PPM2.

            In March 2005, three of the Company's Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 in cash, 166,054 Class A warrants, and 166,054 Class B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

            On February 16, 2005, the Company issued a third private placement memorandum (PPM3) offering its placement agent and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants can exchange them for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanges all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black Scholes method for valuing derivative securities.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 10-    STOCKHOLDERS' (DEFICIT)

            Common Stock

            As of May 8, 2003, the date of the Company's merger with Acquisition Corp., there were 20,000,000 shares of common stock authorized (post split), of which, 9,165,596 shares were issued and outstanding.

            On June 23, 2003, the Board of Directors approved a 1-for-2 reverse stock split of the Company's common stock. The effective date for the reverse stock split was June 30, 2003.

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

            For the period July 1, 2005 through September 30, 2005, the Company issued 1,217,351 shares to its investment banker and to other consultants in exchange for services rendered in the amount of $182,603.

            Preferred Stock

            InforMedix Holdings, Inc. also had authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of September 30, 2005.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 11 -   COMMITMENTS AND CONTINGENCIES

            Employment Agreements

            The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the nine months ended September 30, 2005 and 2004, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

            Consulting Agreements

            On August 14, 2003, the Company entered into a consulting agreement with Meyers Associates, L.P. for a term of three years. Meyers is providing services related to corporate finance and other financial service matters. For these services, Meyers will be paid $7,500 per month.

            The Company is party to other consulting agreements with various third parties for the development of the software and production of the monitors.

NOTE 12 -   GOING CONCERN

            As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the nine months ended September 30, 2005, as well as for the years ended December 31, 2004 and 2003. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 12 -   GOING CONCERN (Continued)

            Management believes that the Company's capital requirements will depend on many factors including the success of the Company's sales efforts. During 2003 the Company retained Meyers to assist the Company in raising capital. Meyers had raised a total of $6,211,000 through September 30, 2005. The proceeds of this raise have been used to accelerate the Company's sales and marketing, business development, and other corporate activities.

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

            With the completion of private placements PPM1 and PPM2 totaling $5,731,000, and the completion of a Bridge Financing totaling $661,000, the Company has intensified its efforts in the development and production of their product. Additionally, with the increased cash flow from operations, the Company believes that it will not rely as heavily upon the issuance of common stock as consideration for compensation and services rendered. In the past few years, the stock issuances for services and compensation had contributed to large deficits.

            A number of pharmaceutical/health care companies have successfully tested the Med-eMonitor System on a pilot test basis and the results have been publicly announced. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

NOTE 14 -   SUBSEQUENT EVENTS

            On October 5, 2005, October 13, 2005, and October 27, 2005, the Company entered into various short-term promissory notes payable ("Bridge Notes") with various individuals pursuant to a private offering arranged by the Company's new placement agent Dawson James Securities. These individuals loaned $320,000 collectively to the Company in notes that mature on October 5, 2006, October 13, 2006 and October 27, 2006, respectively. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable into 320,000 shares at $.15 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Reverse Acquisition

Founded in 1997, InforMedix has developed and integrated a portable patient-interactive monitoring device, hardware, software and network communications system to enable disease management organizations, health insurance payors, pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication adherence and clinical response. The Med-eMonitor(TM) System leverages InforMedix's strong intellectual property with 15 patents issued and 12 patents pending.

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

Company has Emerged from Development Stage

InforMedix was considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" for all previously filed financial statements. InforMedix had devoted substantially all of its efforts to business planning, developing its patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. It had sold Med-e Monitors to academic centers to complete grant-funded clinical research on a limited basis, and completed the design of its product and initiated the first run of scalable manufacturing in preparation for expansion of sales activities. The Company generated its first sale of its scalable manufactured Med-eMonitor System in the first quarter on 2004 and has consequently emerged from its development stage.

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

Intellectual Property Assets

InforMedix has been issued and assigned 15 U.S. and Foreign Patents, of which 6 patents filed in 1985 have expired as of September 30, 2005, and has 12 U.S. and Foreign patents pending. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at September 30, 2005. One of the patents pending received an office action wherein it will be considered as seven seperate inventions.

Internal Use Software Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine months ended September 30, 2005 and 2004 have been expensed as research and development expense.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," InforMedix expenses all costs incurred in connection with the start-up and organization of InforMedix.

Research and Development

Research and development costs are related primarily to InforMedix obtaining its 15 issued U.S. and Foreign patents and 12 pending U.S. and Foreign patents, and patent valuation analysis, developing early prototypes and Beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor devices, communications connectively between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 for the nine months ended September 30, 2005 and 2004, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

The following is a reconciliation of the computation for basic and diluted EPS:

                                              Sept. 30,       Sept. 30,
                                                 2005            2004
                                             ------------    ------------
Net Loss                                      ($1,530,591)    ($1,820,503)
                                             ------------    ------------
Weighted-average common shares
  outstanding (Basic)                          36,612,402      22,096,638

Weighted-average common stock equivalents:
  Stock options                                        --              --
  Warrants                                             --              --
                                             ------------    ------------

Weighted-average common shares
  outstanding (Diluted)                        36,612,402      22,096,638
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

Results of Operations

For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

The Company recognized $21,550 in revenue from the sale of its Med-eMonitor(TM) System for the nine months ended September 30, 2005. This represents an increase of $5,550 from $16,000 of revenue recognized for the nine months ended September 30, 2004. The product was still in the development stage prior to the year beginning January 1, 2004, and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through the completion of its development stage at December 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor(TM) units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

Compensation expense for the nine months ended September 30, 2005 of $625,693, decreased by $13,798 (2%) compared to $639,491 for the prior year. Selling, general and administrative expenses for the nine months ended September 30, 2005 of $694,033 decreased by $203,672 (23%) compared to $897,705 for the prior year. The decrease resulted primarily from reductions in legal and financial advisory fees.

Research and Development expenses for the nine months ended September 30, 2005 of $190,267 decreased by $96,605 (34%) compared to $286,872 for the prior year due to completion of software development work in the prior year related to the first generation of the Med-eMonitor(TM) system.

Depreciation and Amortization expense increased by $5,539 (54%) for the nine months ended September 30, 2005, when compared to the amount in the prior year of $10,290. This increase resulted primarily from an increase in Med-eMonitor units placed in service over the prior year.

Interest expense paid increased by 63% from $8,367 for the nine months ended September 30, 2004 to $13,710 for the nine months ended September 30, 2005. This increase resulted primarily from a substantial increase in Notes Payable in June 2005 through September 2005.

Liquidity and Capital Resources

The Company does not have an operating line of credit from a financial institution and has consequently relied on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitor(TM) units. The Company had monies on deposit of $507 at September 30, 2005, as compared with $95,146 at December 31, 2004.

During the period beginning December 2003 through March 2005, the Company has raised $5,731,000 through various private placements of common stock brokered by its placement agent Meyers Associates, LLP ("Meyers"). During the period April 1, 2005 through September 30, 2005, the Company raised an additional $661,000 cash from short-term debt financings, issuing promissory notes with warrants attached. The notes bear an annual interest rate of 10%.

In March 2004, the Company completed its offering of $5,000,000 (the "Equity Offering"), through a private placement offering pursuant to a Placement Agency Agreement entered into with Meyers. Pursuant to the Private Placement Memorandum
(PPM1), the Company offered and sold the maximum of $5,000,000 of its securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common Stock issued, the Company also issued one Class A Warrant and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On March 2, 2003, March 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450, $1,205,000 and $1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.56 per share. In addition, Meyers received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until March 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to
Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The Company issued a second private placement memorandum ("PPM2") on December 22, 2004 for a maximum $1,000,000 raise consisting of shares of common stock in exchange for cash and the surrender of warrants. The offering was limited to existing warrant holders that had received warrants pursuant to PPM1. Pursuant to PPM2, warrant holders were offered 122,727 shares of common stock in exchange for each exchange unit comprised of $10,000 in cash, 135,136 Class A warrants, and 135,136 Class B warrants.

On December 30, 2004, the Company completed its first closing whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 in cash, 1,364,874 Class A Warrants, and 1,364,874 Class B Warrants.

On January 21, 2005, the Company completed the second closing pursuant to PPM2 whereby the Company issued 3,111,129 shares of common stock in exchange for $253,500 in cash, 3,425,698 Class A Warrants, and 3,425,698 Class B Warrants. On February 17, 2005, the Company completed the third closing pursuant to PPM2 whereby the Company issued 3,632,474 shares of common stock in exchange for $296,000 cash, 4,000,026 Class A Warrants, and 4,000,026 Class B Warrants. On March 8, 2005, the Company completed the fourth and final closing pursuant to PPM2 whereby the Company issued 987,952 shares of common stock in exchange for $80,500 in cash, 1,087,845 Class A Warrants, and 1,087,845 Class B Warrants. Meyers was paid an aggregate of $95,030 in consulting fees in connection with the financing pursuant to PPM2.

In March 2005, three of the Company's Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 in cash, 166,054 Class A Warrants, and 166,054 Class B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

On February 16, 2005,  The Company issued a third private  placement  memorandum
(PPM3) offering Meyers and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants could exchange warrants for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanged all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black Scholes method for valuing derivative securities.

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

In June 2005, the Company entered into three promissory notes ("Bridge Notes") dated June 6, June 18, and June 28, 2005 with three individuals pursuant to a private placement brokered by Meyers pursuant to a private placement memorandum ("PPM4"). These individuals loaned $230,000 collectively to the Company in notes that were to mature June 30, 2006. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable into an aggregate of 230,000 shares of common stock. The notes are classified as current maturities as of September 30, 2005.

On July 26, 2005, the Company borrowed an aggregate $6,000 from the six Directors on the Company's Board of Directors on the same terms as PPM4. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 6,000 shares of common stock.. The notes are classified as current maturities as of September 30, 2005.

The Company also entered into a promissory note ("Bridge Note") dated August 5, 2005 with one individual pursuant to a private placement offering to an accredited investor made directly by the Company ("PPM5"). The accredited investor loaned $175,000 to the Company in a note that is to mature on August 5, 2006. The note accrues interest at a rate of 10% annually. In addition, the investor received warrants exercisable into an aggregate of 175,000 shares of common stock. The terms of the offering were substantially the same as in PPM4. This note is classified as a current maturity on as of September 30, 2005. This
Note is secured by a pledge of accounts receivable, inventory and shares of common stock.

On August 18, 2005, August 24, 2005, and September 9, 2005, the Company closed on three separate promissory note and stock purchase agreements with existing shareholders pursuant to a private placement offering arranged by Meyers. ("PPM6"). The investors loaned $125,000, $75,000 and $50,000 to the Company pursuant to promissory notes maturing on August 18, 2006, August 24, 2006, and September 9, 2006, respectively. The notes accrue interest at a rate of 10% annually. In addition, Meyers was issued 375,000, 225,000, and 150,000 shares of common stock as "replacement shares" to reimburse the placement agent at 150% of the registered shares it transferred to the investors pursuant to the stock purchase agreements. The notes are classified as current maturities as of September 30, 2005.

On October 5, 2005, October 13, 2005, and October 27, 2005, the Company entered into various short-term promissory notes payable ("Bridge Notes") with various individuals pursuant to a private offering arranged by the Company's new placement agent Dawson James Securities ("DJS") ("PPM7"). These individuals loaned $320,000 collectively to the Company in notes that mature on October 5, 2006, October 13, 2006 and October 27, 2006, respectively. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable into 320,000 shares of common stock. The notes will be classified as current maturities in subsequent financial statements..

The Company used a portion of the proceeds from the Equity Offerings pursuant to PPM1 and PPM2 to substantially reduce its debt burden. In February 2003, the Company had borrowed $60,000 in the aggregate from several board members and a principal of its investment-banking firm. Interest on each note accrued at a rate of 12% per annum. These notes matured on March 7, 2003 and were subsequently converted into shares of Common Stock in March 2004. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

In April 2003, the Company borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This note matured on March 7, 2003 and was repaid with $60,250 of interest. The note had provisions for the issuance of 800,000 stock warrants (post-split), which were replaced by 250,000 warrants exercisable at $1.50 per share. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the terms and conditions of the private placement offering. The $375,000 was converted into units in the Company's private placement in March 2003 at the Equity Offering price of $.37 per unit. This Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000 which was repaid in March 2003. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act. All loans made by this investor have been repaid or converted into common stock, the patent portfolio was released as collateral. The company's title to all issued and pending patents is currently free of any liens or encumbrances.

In June 2003, the Company borrowed $20,000 from its then placement agent and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 8% per annum. This note has since been repaid and the lien has been released. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

In July 2003, the Company had borrowed $41,400 in the aggregate from its then placement agent and other related parties. Interest on the notes accrued at a rate of 8% per annum. These notes matured on January 31, 2004, or the date the Company successfully raised equity financing of $500,000. These notes have been repaid. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

The Company had entered into six promissory notes dated August 31, 2003 and September 10, 2003 with private and institutional individuals obtained through Meyers. These individuals loaned $400,000 collectively to the Company in notes that matured on August 31, 2004. The notes accrued interest at a rate of 10% per annum. Aggregate interest of $11,480 was paid by the Company on these notes prior to their maturity. An aggregate of $300,000 principal amount of these notes were converted into units of the Company's Equity Offering described above and $100,000 principal amount was repaid from proceeds of the private placement. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

The Company had working capital of $(1,040,031) at September 30, 2005, which produced a current ratio of 0.2 to 1.0, compared to working capital of $30,737 at December 31, 2004, which produced a current ratio of 1.1 to 1.0.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

If the company is not able to raise additional capital, it will be unable to pay its expenses as they come due, and may not be able to continue as a business enterprise.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. It plans to invest any excess cash in investment grade interest bearing securities.

The Company believes it will meet working capital requirements for the next 12 months from invested capital and sales. The expected growth of the business will have to be partially funded by additional equity to support the higher inventory and accounts receivable levels. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to enhance our products, take advantage of future sales opportunities or respond to competitive pressures.

Implementation of Business Plan

Revenue recognition will be critical to the future success of the Company. The following six phases summarize the strategies and tactics that the Company has employed and will continue to employ in order to generate future revenues:

In Phase I, the Company has established and expanded upon its Pioneer Patent Portfolio to protect the substantial investment involved in launching the Med-eMonitor System.

In Phase II, the Company has Developed and tested the Med-eMonitor System to maximize its functionality and value proposition..

In Phase III, the Company scientifically established that the Med-eMonitor System improves patient medication and care plan adherence, using independent third party academic medical center trials, peer-reviewed medical journal articles, presentations at national and international scientific symposia, and receiving a national award for technologic excellence. These research studies and awards provide a scientific basis for the marketing and sales claims that we make to customer prospects.

In Phase IV, the Company increased InforMedix's visibility to customer prospects without building a large infrastructure, by establishing strategic alliances to penetrate the clinical drug trial and disease management markets. The Company also increased its visibility through positioning InforMedix's CEO as a national expert in the field of medication adherence, by his being appointed to a prestigious Medical Board, and then being named Chairman of that Board, being personally invited by hosts of prestigious seminars to network with CEOs of prospective customers, and by public speaking including symposia presentations and print, radio, and televised interviews.

In Phase V, the Company improved its ability to make direct sales into the disease management and managed care markets, through hiring top performing salespeople experienced in these markets

In Phase VI, the Company expects to achieve significant revenue recognition. By establishing the technology through scientific studies, establishing alliances with larger companies and developing national visibility and credibility, InforMedix believes that it has positioned the Med-eMonitor System as a product pharmaceutical and disease management companies can trust to safely and effectively monitor their patients' medication and medical treatment adherence.

Accomplishments in 2005

The Company has accomplished numerous objectives during the first nine months of 2005. The Company was successful in establishing the effectiveness of the Med-eMonitor System in improving medication adherence rates in a study of schizophrenia patients conducted by the University of Texas Health Science
Center at San Antonio and the Clinical Research Unit at San Antonio State Hospital,. The National Institute of Mental Health has estimated that schizophrenia costs the U.S. about $32.5 billion each year. The majority of direct health costs related to schizophrenia are attributable to hospitalizations, at least 50% to 75% of which are caused by a lack of adherence to medication therapy.

The results from the study of schizophrenia patients conducted by the University of Texas was presented at the biannual meeting of the International Congress of Schizophrenia Research (ICOSR), and published in the peer-reviewed medical journal, Schizophrenia Bulletin. It demonstrated that the Med-eMonitor improved patient medication adherence from 52% to 95% in the study. In the study, 87% of the patients rated the Med-eMonitor System as "a lot helpful," while 10% of the patients rated it "a little helpful". Initial data was presented on 10 patients at the ICOSR, and the study continues to expand its enrollment.

The Company announced the formation of a strategic partnership with invivodata, Inc. for the marketing, sale, distribution and implementation support of the InforMedix Med-eMonitor System to invivodata's global base of pharmaceutical and biotech company clients. invivodata is the leading provider of electronic diary solutions to the pharmaceutical industry for use in clinical trials. The full implementation of this strategic partnership, including a formal, international roll out of the Med-e-Monitor System, will be realized once the Company raises sufficient funds in its next private placement to obtain European approvals for its product, translate Med-e-Monitor routines into additional languages, and retain an external auditor to validate and approve the Company's internal software audit processes.

The Company also launched a clinical study in diabetes in remote rural Montana. Initial feedback from patient participants has been positive, initial medication adherence rates are in excess of 90%, and clinic feedback on InforMedix's ability to deliver has been very positive.

The company also initiated its first commercial product implementation in Tennessee with its first commercial customer, Enhanced Care initiatives (ECI). ECI anticipates that it will use the Med-e-Monitor System in nearly 100% of its camplex psychiatric patients and 10% of its frail, complex elderly patients.

We believe that our customers will see improvements in the health of their patients, and reductions in the cost of monitoring those patients. The portable device will empower patients to comply with their medication schedules and adhere to their treatment plans, while our software will provide risk-stratified daily reports and outbound emails to our nurse care managers that will allow them to respond with rapid, targeted, and caring interventions. The company believes that it will recognize increased revenues from ECI as ECI expands its base of contracted services, and will use ECI as a reference with other customers to expand adoption of the Med-e-Monitor System.

The Company created a program for outcomes research, disease management and economic return-on investment analysis of Med-eMonitor System through a partnership with The University of Pennsylvania, Wharton's Leonard Davis Institute, McKesson Health Solutions/Disease Management and St. Vincent
Healthcare. This involves working with McKesson's Medical Director of their Disease Management Division. One diabetes trial was already completed under this program, three grant applications have been filed, and more applications are planned.

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

The Company strengthened its management team during early this year by hiring an experienced sales professional with over $200,000,000 in sales revenues achieved in Disease Management and Managed Care Markets as Director of Sales. As a result, the Company has developed a sales pipeline in the disease management market and accepted verbal commitments for additional orders from customers. The Company is hopeful that these commitments will convert into definitive agreements, but can offer no assurances that that they will.

In March, the Company closed on a warrant conversion and exchange financing of $731,000, and during the period June through September closed on an interim convertible debt financing of $661,000. The Company has engaged a new placement agent to raise additional equity capital. In October, the new placement agent was successful in raising $320,000 in interim debt financing and is engaged to raise an additional $3 million in an equity financing.

The Company also announced on November 7, 2005, that it has entered into a term sheet agreement with CMI Financial Corporation (CMI), a private investment fund, for a manufacturing line-of-credit of up to $2.25 million which carries a 6% interest rate, warrant coverage for shares up to 270,000 shares of common stock and a security interest in manufactured units. Proceeds from the proposed financing will be used to fund the manufacturing of additional Med-eMonitor System devices as the sales pipeline builds, which frees up equity capital originally allocated to manufacturing to support sales and marketing and general corporate purposes. CMI has also arranged for reduced manufacturing costs per Med-eMonitor device through its partnership with Global Trade Advisors (GTA), a wholly-owned affiliate of Hagen O'Connell, LLP. GTA specializes in offshore manufacturing in Asia, offering InforMedix a turn-key service that allows rapid deployment of offshore manufacturing and supply chain logistics, at minimal cost and risk.

Item 3. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2. Changes in Securities.

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended September 30, 2005, were previously reported on Form 8-K

On July 26, 2005, the Company borrowed an aggregate $6,000 from the six Directors on the Company's Board of Directors. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 6,000 shares at $.15 per share.

On August 5, 2005, the Company entered into a promissory note and warrant agreement with an existing shareholder pursuant to a private placement offering made directly by the Company without the assistance of its placement agent. The accredited investor loaned $175,000 to the Company pursuant to a note scheduled to mature on August 5, 2006. In return, the investor received warrants exercisable into 175,000 shares at $.15 per share. The Note was secured by a pledge of accounts receivable, inventory and shares of common stock.

On August 18, 2005, August 24, 2005, and September 9, 2005, the Company issued 375,000, 225,000, and 150,000 shares of common stock, respectively, as "replacement shares" to Meyers Associates, L.P. to reimburse the placement agent at 150% of the registered shares it transferred to the investors pursuant to the stock purchase agreements executed as of those dates.

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

Dated: November [  ], 2005          InforMedix Holdings, Inc.

                                    By:
                                       -----------------------------------------
                                       Bruce A. Kehr, Chief Executive Officer
                                       (Principal executive officer)

                                    By:
                                       -----------------------------------------
                                       Arthur Healey, Chief Financial Officer
                                       (Principal financial officer)

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                        Quarter Ended September 30, 2005

                                  EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

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