Form 10QSB/A
period 2005-09-30
INFORMEDIX HOLDINGS INC
filed 2005-11-15
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

                                 Amendment No.1

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

            Intellectual Property Assets

            The Company has been issued and assigned 15 U.S. and Foreign patents, of which 6 patents filed in 1985 have expired as of September 30, 2005. The Company has an additional 12 U.S. and Foreign patents pending. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on their condensed consolidated balance sheet at September 30, 2005.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Research and Development

            Research and development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign patents, its 12 pending U.S. and Foreign patents, its patent valuation analysis, development of early prototypes and Beta products of its Med-eMonitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor devices, communications connectivity between the devices and the databases via the Internet, and website development. Research and development costs are expensed as incurred.

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

Intellectual Property Assets

InforMedix has been issued and assigned 15 U.S. and Foreign Patents, of which 6 patents filed in 1985 have expired as of September 30, 2005. The Company has an additional 12 U.S. and Foreign patents pending. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at September 30, 2005. One of the patents pending received an office action wherein it will be considered as seven seperate inventions.

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

Dated: November 14, 2005            InforMedix Holdings, Inc.

                                    By:/s/Bruce A. Kehr
                                       -----------------------------------------
                                       Bruce A. Kehr, Chief Executive Officer
                                       (Principal executive officer)

                                    By:/s/Arthur Healey
                                       -----------------------------------------
                                       Arthur Healey, Chief Financial Officer
                                       (Principal financial officer)

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