Form 10KSB
period 2005-12-31
INFORMEDIX HOLDINGS INC
filed 2006-04-17
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were $21,550

The aggregate market value of the issuer's common stock held by non-affiliates as of March 31, 2006, was approximately $6,582,000. On such date, the closing price for the issuer's common stock, as quoted on the OTC Bulletin Board, was $.17 per share.

The issuer had 38,718,827 shares of common stock outstanding as of March 31, 2006.

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

o the market acceptance and amount of sales of our products and services,

o our historical losses,

o the competitive environment within the industry in which we compete,

o our ability to raise additional capital, needed for expansion,

o the other factors and information discussed in other sections of this report and in the documents incorporated by reference in this report.

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

InforMedix, Inc. was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-e Monitor System. InforMedix Acquisition Corp. ("Acquisition Corp"), was a Delaware company, incorporated on June 26, 2002, as a holding company and was incorporated with a wholly owned subsidiary IFAC, Inc. ("IFAC") for the purpose of acquiring InforMedix, Inc. On August 14, 2002, InforMedix, Inc. merged with IFAC, pursuant to a Plan and Agreement of Merger. InforMedix, Inc.'s stockholders received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix, Inc. stock surrendered. Acquisition Corp. had no operations since inception except for its interest in InforMedix, Inc. The merger became effective on August 22, 2002. InforMedix was the only operational subsidiary of InforMedix Acquisition Corp. up until its merger with Hunapu, Inc. InforMedix, Inc. remains the only operating subsidiary of InforMedix Holdings, Inc. through the date of this filing.

Company Overview

InforMedix, Inc. (a Delaware corporation) has developed, patented and integrated a portable patient monitoring device, hardware, software and networked communications system to enable pharmaceutical firms, medical researchers and physicians to efficiently monitor and manage patients' medication adherence and clinical response. The Med-eMonitor(TM) System leverages InforMedix's rich patent portfolio of 15 issued and 12 pending patents (two of the Company's patents have expired as of December 31, 2005). InforMedix initially placed working beta units in pilot sites to validate efficacy and secure endorsements, references and three peer-reviewed medical journal articles; and has plans for a series of additional academic clinical studies with its finished product. InforMedix has established an active Board of Directors and a Scientific Advisory Board comprised of nationally recognized experts in pharmaceutical research, drug trials, business management, and clinical management. InforMedix is now positioned to fully commercialize its technology via direct sales and strategic alliances.

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

In Phase II, the Company has developed and tested the Med-eMonitor System to maximize its functionality and value proposition.

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

In Phase IV, the Company increased its visibility to customer prospects without building a large infrastructure, by establishing strategic alliances to penetrate the clinical drug trial and disease management markets. The Company also increased its visibility through positioning InforMedix's CEO as a national expert in the field of medication adherence, by his being appointed to a prestigious Medical Board (where he was recently appointed Chairman of that Board), being personally invited by hosts of prestigious seminars to network with CEOs of prospective customers, and by public speaking including symposia presentations and print, radio, and televised interviews.

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

The Company has accomplished numerous objectives during 2005. It demonstrated improved medication adherence rates in excess of 90%, with data presented at a variety of international meetings, and publication in a third peer-reviewed medical journal.

The Company has announced the formation of a strategic partnership with invivodata, Inc. for the marketing, sale, distribution and implementation support of the InforMedix Med-eMonitor System to invivodata's global base of pharmaceutical and biotech company clients. invivodata is the leading provider of electronic diary solutions to the pharmaceutical industry for use in clinical trials.

The Company has strengthened its relationship with McKesson BioServices (now Fisher BioServices) and McKesson Health Solutions pursuant to its Strategic Alliance Agreement dated September 27, 2004. It launched a clinical study in diabetes in remote rural Montana. Feedback from patient participants has been positive, and preliminary data analysis demonstrates medication adherence rates of 95%, with HbA1c levels reduced by an average of at least 15% over three months. HbA1c is a key diabetes biomarker that predicts morbidity, mortality and cost in diabetic patients, with a reduction of 10% considered clinically significant. A leading disease management company, after one year of service provision, achieved only a 4% reduction in HbA1c. Clinic feedback from the Montana program on InforMedix's ability to deliver has been very positive. And finally, the Company created a program for outcomes research, disease management and economic return-on investment analysis of Med-eMonitor System through a partnership with The University of Pennsylvania, Wharton's Leonard Davis Institute, McKesson Health Solutions/Disease Management and St. Vincent Healthcare. This involves working with McKesson's Medical Director of their Disease Management Division.

The Company also strengthened its corporate structure during the first half of this year. It brought on board Linda Oaster, an experienced sales professional with $200,000,000 in sales revenues achieved in Disease Management and Managed Care Markets, as its Director of Sales for the Medication Adherence and Homecare markets. In March, it closed on a warrant conversion and exchange financing of $483,854 net, and in June through October 31, 2005 closed on interim convertible debt financings of $1,006,000, and in December 2005 entered into a placement agent agreement for an equity capital financing for up to $4.8 million (subsequent event). As of March 31, 2006, a total of $1,983,000 had been raised in the equity offering. In addition, InforMedix was the recipient of the Frost & Sullivan 2005 Technology Innovation & Leadership of the Year Award in Patient Monitoring for successfully developing and piloting the Med-eMonitor System. Frost & Sullivan is a global consulting company with offices in the United States, Canada, United Kingdom, France, Germany, India, Australia, Singapore, Japan, Malaysia, Brazil, Mexico, Japan and China.

The Company has built a sales pipeline in the Medication Adherence market and has accepted verbal commitments for orders from customers, and is hopeful that these will convert into definitive agreements. Initial commercial implementation has begun in Tennessee, with the Company's first disease management company customer, Enhanced Care Initiatives.

Product Overview

Introduction

The Med-eMonitor(TM) System is a combined medication adherence and e-diary solution. The System comprises a portable patient interface device and automated data upload and download capability using a cradle modem. The device is programmed remotely via the Internet, and patient medication adherence, health status, quality of life and physiologic data are accessible via a secure Internet site. The System provides secure access through a role-based navigation system that permits users access with read and/or write privileges based on their security credentials on the System. All transmitted data is encrypted. The System is built to be both HIPAA and 21 CFR Part 11 compliant.

The Med-eMonitor System was specifically designed for the disease management and home care market. In these patient populations, independent third party academic centers have documented a medication and care plan adherence rate in excess of 90%.

The Med-eMonitor System prompts patients to take medication, contains the medication and automatically tracks patient adherence, eliminating the need for hand written diaries. This fully integrated system conveniently combines these features with an easy-to-read display screen. It holds up to five different medications in its storage compartments, which are sensored allowing the medicines to be time and date stamped when accessed. Twenty-five additional medications, outside of the device, can be managed via a "Virtual Compartment" feature.

Patients are directed to take specific medications when the device sounds a chime; and to eliminate any confusion, the LCD screen points to the appropriate compartment. Once the compartment is opened to take the pill, a variety of information may be displayed on the LCD screen, depending upon the information the clinical protocol and physician has determined. This information could include a description of the pills (graphic image pending) to enable the patient to visually verify they are taking the right medication, or it could inform the patient about dosage and how the medication treats their condition.

The device prompts the patient to enter information about their response to the medication(s) in an intuitive manner by responding to a series of fully customized questions determined by the sponsor or physician, including branching logic capabilities. Data entry is performed via over-sized soft keys. A series of queries may follow at any pre-selected interval following the taking of the medication, requesting facts about the occurrence of possible adverse events, or relevant physiologic measures. The patient may be prompted to assess how they are feeling or doing at a given time during that specific day. Data may be input via full-scale visual analogue scales that enable easy entry of numeric values such as glucose levels and systolic and diastolic blood pressure values. Using this scale, the patient dose-response data can be recorded at multiple times throughout the day, to measure parameters such as time to onset of action, duration of action, degree of symptom relief and/or physiologic response, and onset/duration of side effects. Predetermined triggers based on specific answers may alert the patient to perform a self-care behavior (e.g. entering a low glucose level might prompt them to drink fruit juice or take a glucose pill); or to call a caregiver (e.g. a weight gain of four pounds or more may trigger a behavioral prompt to call the doctor immediately).

All patient interactions with the device are automatically recorded. This includes the patient changing the settings such as the muting of the chimes or adjusting the contrast of the display screen. All of this data is available real time via a secure Internet site to physicians, clinical teams, and care managers to analyze the patient's status, progress and adherence level. The data can also be used to assess the patient's risk status to provide early warning signs that trigger interventions.

One or more times each day the patient is prompted to place the portable device in its data exchange cradle (normally in the evening), and the patient's data from that day is automatically transferred from the patient's device to the database via secure communication over a non-dedicated telephone line. If the patient cannot access a phone line, the device can retain patient data indefinitely in non-volatile "flash" memory, and then upload the data the next time the device is placed in its cradle. The patient's regimen can be remotely re-programmed in the database, and downloaded to the device when it is communicating with the database, facilitating up to daily changes in the patients regimen based upon analysis of the patient data. The database provides standard "risk-stratified" summary reports, and detailed reports of all patient event data. It will also trigger urgent outbound e-mails to caregivers should the patient data fall outside of pre-determined acceptable limits. The database is hosted in a secure facility, and can export data in XML or ASCII formats, and is SOAP compatible. It provides an audit trail of any changes made to the patient regimen or to patient data. It is written in Microsoft .Net for SQL. The Med-eMonitor System is protected by numerous domestic and international issued and pending patents.

In the clinical drug trial market, the Med-eMonitor System organizes and translates complex clinical drug trial protocols into a simple, automated series of prompted and recorded events for patients and researchers. InforMedix is providing the Med-eMonitor device and the network infrastructure that ensures secure transmission of patient data. Fisher BioServices can provide specialty packaging of the Med-eMonitor medication dispensing trays, thereby integrating medication adherence, electronic diary, and drug packaging into one System. Fisher BioServices has developed the capability to label, store, inventory, and pre-package medications for the Med-eMonitor device, ensuring product stability and patient safety through proper dosage, hermetically sealed trays, and other safety measures. Fisher BioServices can also manage the logistics of distributing these packaged trial materials to the investigational sites. Fisher BioServices has a cGMP-compliant facility, along with a patient-specific pharmacy, for shipping this turnkey solution either direct-to-clinical sites or direct-to-patients.

This integrated System significantly reduces the cost of managing drug trials and dramatically shortens the time required to transcribe patient diaries into manageable electronic data for analysis and reporting.

Traditional drug trial methodologies require considerable investments in professional resources to train patients on drug and trial protocols, conduct site visits to ensure adherence, and administer paper-based protocol changes and retrain patients on new protocols. Traditional methodologies also depend on patients to remember when to take their medication, which medication to take and to maintain hand-written diaries about adherence and drug response. Interpreting and transcribing these hand-written diaries requires a great deal of time and is prone to errors.

This integrated System prompts patients to take the medication, dispenses the medication (eliminating expensive poster-size blister packs), automatically tracks patient adherence, and eliminates the need for hand written diaries and the costs associated with converting paper-based diaries to electronic format. Through drug packaging directly shipped to patients from Fisher BioServices, the costs of clinical trials may be further reduced through a reduction in the frequency of patient site visits, and remote rural patient populations, previously ineligible, may become eligible participants in clinical drug trials.

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

Patients are directed to take specific medications when the device sounds a chime. The LCD screen also points to the appropriate compartment. The device automatically records the opening and closing of each compartment lid as it occurs. Once the compartment is opened to take the pill, a variety of information is displayed on the LCD screen, depending upon what information the clinical protocol has determined. This information could include a description of the pills (shape and color) to enable the patient to visually verify he is taking the right medication, or it could inform the patient about dosage and how the medication treats their condition, or other information.

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

Information Management

The Med-eXpert(TM) and Med-eXpertDMTM database and patient enrollment system provides medical and research personnel with extensive real-time information about patient adherence and medication response, all of which is customized to the individual patient care plan or trial protocol specifications. The Med-eXpert(TM) database and patient enrollment system provides a wide range of patient-monitoring features available via the Web, including:

o Capturing and managing automated medication adherence (date and time-stamped)

o     Remote monitoring of patients' responses to drug and dosage regimens

o     Remote monitoring of patients' physiologic and quality of life information

o     The ability to analyze data from multiple patients during trials

o     The ability to implement protocol changes and enhancements instantly

o Aggregated data collection to provide real-time trend analysis during trials

o Outbound e-mail messages sent automatically to case managers and clinical research coordinators when certain patient-reported data is "out of bounds."

Value Propositions

Medication Adherence

The Med-eMonitor(TM) System provides significant value to disease managers, due to the fact that Improved Medication Adherence leads to major healthcare cost savings and improved quality of care. This value is added in five critical areas:

o     Early Identification and intervention with high-risk patients

o     Consistent improvement in medication adherence

o     Reduced hospitalization and outpatient expenditures

o     Improved quality of life

o Improved medical decision making, through providing medication-specific adherence information for each patient

Clinical Trials

The Med-eMonitor(TM) System provides significant value to pharmaceutical manufacturers and contract research organizations (CRO's) in five critical areas:

o Time. The time required to acquire, aggregate, analyze and report clinical trial information is reduced dramatically, thereby shortening the time-to-market for new drugs. Real-time data capture enables researchers to address the onset of complications well in advance of traditional methodologies. Pharmaceutical industry sources estimate that each day's delay in bringing a drug to market can cost the pharmaceutical manufacturer from $1,000,000 to $10,000,000 in lost revenues.

o Cost. The operational costs of conducting a trial and managing the results are significantly reduced through operational efficiencies and minimizing the requirement for researcher - patient intervention.

o Patient Attrition. A primary cause of patients leaving a trial is their frustration with the need to keep hand-written diaries and having to remember when to take their medications. Recruiting patients is an extremely expensive and time-consuming aspect of drug trials and reducing attrition is of great value. The November 2001 Tufts University study on the cost of introducing a new drug states that the cost of recruiting and retaining the patients in a trial comprises approximately 20% of the $802 million total cost.

o Data Accuracy. Automated data collection via patient prompts and intuitive data capture increases the accuracy and relevancy of patient data.

o Integration of Medication Adherence, Electronic Patient Diary, and Medication Packaging. This unified turnkey platform simplifies the protocol delivery and patient response, helping ensure that the patient more closely adheres to proper medication adherence and protocol adherence.

Value to Biotechnology and Pharmaceutical Firms

o Integrates medication adherence, patient diary, and drug packaging into one platform and seamless system

o Provides an entirely new population of patients to participate in clinical drug trials - remote rural patients

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

o Accurate measure of test subject adherence with entire clinical protocol, and with medication dosing

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

o Identification of prior dates and times of patient drug administration, side effects incidence and duration, and other data currently manually captured by CRCs that is based upon the patient's retrospective recall

o     Allows for improved analysis of drug holidays on patient outcomes

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

Target Markets

Medication Adherence

Patient adherence with medications in the general population is a multi-billion dollar issue for healthcare insurers and pharmaceutical companies. When medication adherence is improved, the healthcare system saves billions of dollars from a reduction in hospitalizations, emergency room visits and disease state complications. Improved medication adherence can translate into a 10-20% increase in sales for a typical pharmaceutical company. It is well documented that improved medication adherence significantly improves the health status of a patient and it simultaneously reduces overall healthcare costs. Market data indicates that poor medication adherence is responsible for upwards of $300 billion per year in unnecessary healthcare costs. The Med-eMonitor System is well positioned to capitalize on both of those considerable value propositions.

Over 25,000,000 patients in the United States are chronically ill and treated with complex poly-pharmaceutical medication regimens. Their conditions include congestive heart failure (CHF), hypertension, diabetes, asthma, schizophrenia, bipolar disorder, depression hyperlipidemia, chronic obstructive pulmonary disease, coronary artery disease, HIV/AIDS, transplant, and others. These patients utilize a disproportionate amount of healthcare resources, and may cost the system $50,000 to $75,000 per year or more. Major costs relate to medication non-adherence resulting in unnecessary emergency room and hospital visits. It is estimated that over 50% of chronically ill patients are non-adherent and 33% of all CHF hospital admissions (the major hospital cost under Medicare) results from patients not properly adhering to their medication regimens. Increasingly these patients are being case managed by nurse specialists operating out of call centers. Payors provide a monthly per patient fee for case management. The use of remote telemonitoring technologies, such as digital blood pressure cuffs and scales demonstrates increasing adoption rates, with price points ranging from $50 to $125 per patient per month depending upon the number of devices being used, and the length of the monitoring period commitment.

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

Key cost elements related to clinical trials include acquiring patient adherence and response data, aggregating and managing the data, patient site visits, and analyzing and reporting the study results in accordance with Food and Drug Administration (FDA) requirements.

The Tufts article also cites recruitment of patients as one of the largest cost components of clinical trials. Pharmaceutical and biotechnology companies are experiencing difficulty in maintaining enrollment in clinical trials and keeping patients adherent to the prescribed drug regimen and other elements of the protocol. InforMedix's primary market research with major pharmaceutical firms revealed that more than 20% of patients "fall off" during clinical trials. Retaining trial patients saves time, saves money, and potentially saves the trial itself. Opening up the opportunity for remote rural patients to participate in clinical drug trials may result in a significant expense reduction to sponsors.

Market Size

Medication Adherence

It is estimated that the current market size for remote telemonitoring of disease management is approximately $100 million and will grow to $2 - $5 billion over the next five years. This market is expected to grow as technology is adopted and baby boomers age. We expect baby boomers will prefer home monitoring to entering assisted living and nursing homes. Significant cost savings and quality-of-life improvements have been demonstrated in the research literature related to the deployment of home telemonitoring systems. Generic and specialty disease management companies have been developed to address these market and demographic opportunities, and they seek early warning mechanisms to head off expensive emergency room and hospital costs, while simultaneously enabling nurse case managers to manage more patients using real-time remote patient data capture.

We estimate that there are as many as 25 million patients in the United States that suffer from complex chronic illnesses treated with "drug cocktails." If chronic care improvement technologies were deemed appropriate for 25% of these patients, and the average cost for this service was $50 per month, the total market for chronic care improvement technologies in the US would be $3.75 billion annually.

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

In the private sector, almost all health plans have a disease management program in effect. Many of these plans are investing millions of dollars to implement systems and business processes for systematic patient monitoring, care coordination, and the prevention of complications from chronic illnesses. The goal of these programs is the same: to increase medication adherence in order to reduce the occurrence of costly hospital visits due to non-adherence.

We believe there is strong evidence to support the conclusion that information technology can reduce the cost of disease management services. Third party academic medical center studies have demonstrated substantial improvement in medication adherence with the use of the Med-eMonitor. By enabling healthcare service providers to detect early warning signs and improve medication adherence, health care costs can be reduced. Tele-monitoring of patient response to medication can reduce the need for costly nursing visits and therefore, reduce the cost of disease management programs.

Clinical Trials

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

      The Four Phases of Clinical Drug Trials
====================================================================================================================================
                                                                                     Estimated
                                                                                        Cost           Number of
                                                                                     (% of drug         Drugs in          Total
                     Number of                                                        company           Pipeline        Estimated
                      Patients           Length               Purpose                   R&D             (CY2000)        Number of
                                                                                      budget)                           Patients
====================================================================================================================================
  Phase I              20-100           Several            Mainly safety             15% - 20%            690            35,000
                      healthy            months
                     volunteers
====================================================================================================================================
  Phase II            100-300           Several           Some short-term            20% - 25%           1,400           280,000
                      patients          months              safety but
                     that have          to 2                  mainly
                        the               years            effectiveness
                      targeted
                      disease
====================================================================================================================================
 Phase III           500-5,000          1-4 years         Safety, dosage,            30% - 35%            970           1,940,000
                      patients                             effectiveness
                     that have                            and broad scale
                    the disease                            FDA approval
====================================================================================================================================
  Phase IV            2,500 to          1+ years          Determine long             Funded by            Many         2,500,000+
   (post-               many                             term effects and            marketing
   market            thousands                               identify                 budgets
  launch)                                                  of patients
                                                           cross-marketing
                                                           opportunities
====================================================================================================================================

New Drug Approval Rate: of 100 drugs submitted for NDA's to the FDA, approximately 70 drugs complete Phase I trials and go to Phase II; approximately 33 complete Phase II and go to Phase III; and 25 to 30 drugs clear Phase III (on average about 20 drugs are approved per annum).

Current State of Technology

Medication Adherence

The Medication Adherence technology market is currently in its infancy. Even though the original solution was launched over ten years ago (MEMS Cap), the evolution of technology from this original, clumsy electronic pill cap to the current solutions with remote programming and daily data transfer has been slow to develop. The market penetration of this technology is less than 5%. With recent technology innovations and accelerating interest in improving medication adherence, this penetration should significantly increase in the next few years.

The available technologies include the following:

Electronic pill bottle caps, with some linked to cell phone cards for dial-out - these technologies are geared to monitor single medications and do not yet have the remote programming functionality

Home based medication dispenser - these devices hold and lock-up a patient's medications and then dispense them into a cup at a predefined time of the day. These devices are large and not portable. They require sophisticated and careful loading of the medications. They also run on AC power which has caused numerous problems with the recent power outages around the country. If these units lose power, they lose their programming requiring that a care giver come to the patient's home to re-set the device.

Mobile phone and pager systems - These solutions utilize a patient's current mobile phone or pager to deliver reminders to take medications. They are not able to record if the patient took their medications and are limited in the amount of information that can be delivered. They are, however, simple to implement on a large scale.

Web based systems - These systems are very rich in content and educational material. They are simple to implement with large populations however they require that the patient have a computer with Internet connectivity to work. In addition, the computer must be on for the patient to receive any active reminders. Otherwise the system is passive and only of benefit when the patient comes to the web site.

Clinical Trials

Currently, 25% of all clinical trials use patient diaries to collect critical patient data. Most of these clinical trials require patients to use handwritten diaries to track when and how the patient takes the prescribed doses during the study. Patients are also instructed to keep track of their physiologic responses to the medications they are taking during the trial.

Protocol adherence (determining if the patient took the drug when and how they were supposed to take it) is also a major aspect to a study. Researchers must rely on visual examination of drug packages to determine if the patient took the drug. In many studies, the drugs provided patients are packaged in poster-sized blister packs and patients are instructed to save their used packs to enable researchers to visually verify that the patient took all of the medications in the package. This is a very expensive and cumbersome solution to track patient adherence.

Each patient participating in the trial is required to bring their diary and pill pack to regularly scheduled meetings with research supervisors for visual inspection. These assigned visits to the study site range from every week to every 6-8 weeks, depending upon the disease type and the phase of the clinical trial.

Not infrequently, patients forget to write the daily notations in their diaries, and enter the diary data retrospectively just prior to the site visit, or at the site visit itself. Patients also forget to take the medications on time from the blister packages, and will empty the number of pills they were supposed to have taken from the packages in advance of the study visit. The clinical research coordinator must first review this information; then a study monitor is brought in to monitor the information inputted by the clinical research coordinator to make sure they have not misread or omitted information received from the participating patients. All the blister packs and diaries are then sent to the pharmaceutical/biotechnology company where they are typically manually reviewed for a third time, and manually input into a database using double entry into the system.

The InforMedix/Fisher BioServices Turnkey Platform provides the only integrated solution to this market through combining medication adherence, patient diary, and drug packaging in one simple to use device.

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

Market Opportunity

Medication Adherence

There are a number of companies providing home physiologic monitoring devices, and several home medication adherence monitors. No vendor has yet developed a true "plug and play" technology platform that allows the easy integration of two or more devices into a suite of products that include medication adherence monitoring. Phillips has developed an integrated plug and play physiologic monitoring system, but it lacks medication adherence monitoring. Several companies have brought to market medication adherence monitors that are bedside units operating on A/C power. These devices are capable of recording medication adherence and providing remote alerts of non-adherence. Only InforMedix has developed a portable device that captures medication adherence and electronic diary data, along with patient-entered physiologic data, which may possibly be combined with Fisher specialty packaging for the disease management market. Additional plans include directly streaming physiologic monitor data into our Med-eXpert database.

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

The data analysis phase of clinical trials process is also time-consuming. One of the major delays in unblinding studies today is the lag between the last patient visit to the study site and the entry of all patient data. Today, that period lasts between 15 to 20 weeks due to all the manual data-entry and data cleansing. With direct electronic data capture (EDC), this period can be reduced by up to 15 weeks, as there is no additional data-entry and scrubbing after the patient's last visit.

A second major delay is caused by the need for the study results to be certified as statistically valid. To achieve valid results, a minimum number of patients must have adhered to the trial protocol. This minimum number is determined by the study design and statistical analysis used in the study. Currently, when patients are not re-evaluated for 4 to 8 weeks after the previous clinical site visit, the researchers may not know for 4 to 8 weeks, or longer, if the patient is adhering to the protocol. Once it is determined that patients are not adhering to the protocol, they will require intervention to place them back on it, or the researchers may need to recruit new patients into the study, resulting in further delays. One leading pharmaceutical company estimates it loses 20% or more of its patients in clinical trials due to patients' non-adherence.

In conjunction with randomization, a design feature known as "blinding" helps ensure that bias doesn't distort the conduct of a study or the interpretation of its results. Single blinding consists of keeping patients from knowing if they are receiving the investigational drug or a placebo. In a double-blind study, neither patients nor investigators or data analysts know which patients get the investigational drug.

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

t 0 0 According to DATATRAK, electronic data capture methods can reduce clinical trials costs by an average of 82%. This is based on an average EDC cost of $485,000 per trial as compared to $2,700,000 per trial for paper and pen methods. ("The EDC Value Proposition to the Pharmaceutical Industry," DATATRAK International, July 2001)

Over the last two years, major pharmaceutical manufacturers have been creating eBusiness divisions to enable researchers to begin to capture patient-based information electronically. These business units are forming alliances with medical information technology companies to accelerate this growing trend. The success and accuracy of the patient-based information obtained during these trials will facilitate more rapid FDA approval, which is required to market new drug products. As the recruitment of patients for participation in clinical drug trials becomes more difficult, more rapid, accurate feedback of patient compliance using captured data becomes imperative.

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

Marketing and Sales Strategy

Medication Adherence

Third party payors, self-insured corporations, and Medicare are all seeking novel methods to reduce the staggering and growing costs of caring for complex, chronically ill patients. There would be wide appeal for a true plug and play technology platform that would combine medication adherence monitoring, drug packaging solutions for ten or more medications per patient, electronic patient diary data, and physiologic data at a reasonable monthly cost. The company that provides this platform combined with Web-enabled monitoring should have significant first mover advantage.

Clinical Trials

Current approaches to accelerate time-to-market and save costs in clinical trials include exploring a variety of electronic data capture (EDC) technologies and electronic patient diaries (EPD). The FDA and its European counterparts have used EDC and EPD in part of their development programs to approve 13 new drugs. This number is projected to grow rapidly as the demand for improved clinical research processes is pushed forward beyond current labor-intensive methodologies. Cato Research, a well known CRO, states that many pharmaceutical companies are requesting information on the use of EDC for future planning of their clinical trials.

According to DATATRAK, electronic data capture methods can reduce clinical trials costs by an average of 82%. This is based on an average EDC cost of $485,000 per trial as compared to $2,700,000 per trial for paper and pen methods. ("The EDC Value Proposition to the Pharmaceutical Industry," DATATRAK International, July 2001)

Over the last several years, major pharmaceutical manufacturers have been creating eBusiness divisions to enable researchers to begin to capture patient-based information electronically. These business units are forming alliances with medical information technology companies to accelerate this growing trend. The success and accuracy of the patient-based information obtained during these trials will facilitate more rapid FDA approval, which is required to market new drug products. As the recruitment of patients for participation in clinical drug trials becomes more difficult, more rapid, accurate feedback of patient adherence using captured data becomes imperative.

Palm Pilot vendors currently have a revenue run rate of $75 million in the electronic patient diary space, and achieved revenue growth of 75% in 2004 when compared to 2003.

The InforMedix Med-eMonitor(TM) System directly addresses this growing segment of the clinical trials market. The Med-eMonitor(TM) System can significantly improve the speed and integrity of data captured in clinical drug trials. For example, the Med-eMonitor System eliminates the 4 - 8 week gaps in information between patient site visits. And it eliminates the 15 - 20 week time until the trial database is locked at the end of the trial.

Medication Adherence

The targets for the marketing efforts in this Plan are those entities at risk for the healthcare dollar. Since improved medication adherence reduces hospitalizations, ER visits and other costly complications, the groups willing to pay for the Med-eMonitor System will be those that save money when the above cost savings are realized.

In addition, to the above main market there is a market with the pharmaceutical industry outside of the clinical trials market. Pharmaceutical companies in the US lose approximately $30 billion in annual revenue because patients do not take the medications they are prescribed. By implementing the Med-eMonitor System with patients, the patients will take more medications and the pharmaceutical company will sell more pills. Some resources will be focused on a plan to combine the financial backing of pharmaceutical companies with the implementation resources of a health plan or specialty pharmacy company to execute a comprehensive medication adherence program.

Customer Segments:

o Self Insured Employers - employers who insure themselves for the risk of healthcare costs. Employers have a long term horizon for saving healthcare costs and improving employee productivity.

o     Health Plans - Insure for health care cost and deliver care

o     MCOs - same as above

o TPAs - deliver administrative and claims services for self funded employers and insurers. o Insurers (Traditional and Reinsurers) - Insure for healthcare expenditures but do not deliver care

o DMO's - Disease Management Organizations - deliver services to high risk patients on behalf of the payer. Significant projects with Medicare, Medicaid and VA.

o     Clinics, Hospitals and Specialty Centers

o PBMs - Pharmacy Benefit Management Companies - manage the pharmacy benefit for all of the above. These companies could be key implementation partners.

o Specialty Pharmacies - Mail order and retail pharmacy for key therapeutic areas. This group could also be a key implementation partner.

o     Pharmaceutical Companies

Positioning: The Medication Adherence Solution. The Med-eMonitor System is the best solution to improve patient adherence to their prescribed medication regimen. Med-eMonitor provides combination of the following functions and features:

o     physically organizing and monitoring the taking of medications,

o     electronic prompts and reminders on when to take medications,

o medication-specific education about the medication and why they are taking it and how they should take it right when they open their medication compartment

o Daily monitoring of medication adherence with risk stratified reporting to care givers for proactive intervention

o All combined with e-dairy functionality for patient reported outcomes including Quality of Life and early risk identification

Tactical Execution

The main tactical element in this plan is direct sales by our sales team. This includes numerous phone calls and networking to identify and gain access to decision makers in the above customer segments. These sales efforts are supplemented with the following tools:

o     Exhibit at main Disease Management and Telehealth meetings during the year

o     Exhibit Booth update to highlight our key messages in medication adherence

o     Attend small boutique meetings where high level decision makers attend

o     Collateral Material - Single page 81/2 x 11 sell sheet

o     Leave items - TBA - to facilitate name recognition

o Direct Mail/Detailed Promotional Packet - Target lists have been identified for direct mail receipt. This will drive name recognition and some hit rate for follow-up. The main direct mail effort will be for contacts made through exhibiting or attending meetings as a follow on in the sales process. A Medicare Part D specific mailing will be executed to this very focused group of health plans and providers.

o Web Site Update - update of our website to include the description and benefits of our medication adherence solution in addition to our solution in the Clinical Trials market

o CRM System - to more actively manage our growing list of prospects to track, report and organize the steps of moving them through the sales process

The internal sales team efforts will be supported by one or two key consultants that can facilitate the sales process with very large players in the above market customer segments

Some funding will be utilized to purchase market data including directories of the key customer segments listed above.

Other than advertising around key meetings we will attend, no other advertising effort is planned.

Clinical Trials

The Med-eMonitor System will be marketed and sold to pharmaceutical and biotechnology companies, Federal Government Research Centers, Contract Research Organizations (CROs) and Site Management Organizations (SMOs) that manage clinical trials, and major academic research centers. Key decision makers and influencers include senior management, clinical trials directors, and product managers responsible for the launch of a new product, marketing managers responsible for Phase IV and post-launch trials, and the eHealth / I.T. divisions of these organizations.

InforMedix will market and sell the Turnkey Platform through strategic alliances. invivodata, Inc. will market and sell the Platform through direct sales to commercial and government customer contacts, and through significant trade show visibility.

These Alliances intend to leverage a variety of marketing vehicles to create brand awareness and demand for the Med-eMonitor System. These include Public Relations, Trade Events, Direct Marketing, Target Advertising, and Website.

Public Relations/Investor Relations

The Alliance has already launched a sustained PR effort to drive awareness of its products. Planned-for key activities include press releases, and placements of white papers (company and third party authored), advertisements and articles in leading industry publications. These may include the Drug Information Journal, DIA Today, Contract Pharma (including Services Directory), Applied Clinical Trials, R&D Directions, Pharmaceutical Executive, and MedAd News. Customer testimonials, scientific findings, executive hires, major product placements, new product announcements, and key strategic alliance announcements will be highlighted. High profile speaking engagements will also be pursued.

Investor relations activities will be focused on distribution of press releases over the Dow Ticker, BusinessWire, and Information Week.

      Trade Events

      The Alliance intends to secure high visibility booth space at key industry events, including the Drug Information Association annual national, regional, and special interest group (SIAC) meetings and other related symposia. These may include ISPE, CSSG (Clinical Supplies Support Group), PARCS (Pacific Area Regional Clinical Supplies), Partnerships with CROs, Contract Pharma, Phase IV Meeting, Optimizing Clinical Supply Chain Management. Coupled with booth presence will be speaking opportunities at event break-out sessions and panel discussions. Qualified lead generation will be the focus of trade event activities.

      Direct Marketing

      The Alliance intends to distribute key awareness information to highly targeted decision makers. These mailings will be comprised of selected white papers, new product announcements, product literature and related information tailored to the recipient. These will include targeted individuals identified by invivodata and InforMedix.

      Product Collaterals

      Product sell sheets for stand alone and brochure insertion; and product demos to include the Med-eMonitor device, cradle and Med-eXpert Software; and via InforMedix's and invivodata's websites will be produced to demonstrate the turnkey platform to potential customers. An exhibit booth banner or easel will be created. Links to each partners' websites and to the Med-eMonitor demo will be created as well.

      Target Advertising

      Where and when appropriate, the Alliance intends to create and place a high visibility advertisement in support of its PR and Trade Events activities, to be placed in a subset of the journals listed above.

      The theme of the Alliance's future advertising and marketing materials will be to demonstrate how the Med-eMonitor System improves clinical drug trials, uniquely provides the drug-dose adherence and patient clinical response, integrated drug packaging, provides more accurate information in a shorter time period, and reduces the time to market for new drugs, and improves patient safety.

Sales Plan

The Alliance will sell its Med-eMonitor System directly to target accounts, and indirectly through established distribution channels of additional Strategic Alliance partners. Significant industry information is readily available to the Alliance through published industry reports. The Alliance will also leverage its extensive contacts in the industry to secure meetings and pilot implementations.

InforMedix intends to continue to use academic sites to test and prove the product's capabilities and primary market requirements while further validating its clinical application. The Fisher BioServices packaging solution will be including in these studies where appropriate. We will seek opportunities within the academic sites to apply the Med-eMonitor System to numerous disease states where the data gathered and trial methodology support the unique value offered by the product.

Direct Sales

The alliances will leverage this opportunity through accessing pharmaceutical relationships developed by invivodata personnel over the past 19 years. The pharmaceutical firms determine how drugs will be tested and by whom. Pharmaceutical companies typically perform 50% of their clinical trials within their own organizations and contract the remainder to CROs and SMOs.

Strategic Alliances

InforMedix set out to develop strategic alliances with companies with established distribution channels for products and services used in either clinical trials or disease management.

Invivodata/InforMedix Strategic Alliance

invivodata (http://www.invivodata.com) combines behavioral science, information technology and clinical expertise to capture clinical trial data of the highest integrity directly from patients. invivodata's electronic patient reported outcomes (PRO) system delivers high-quality patient self-reported data by driving patient adherence with the protocol and eliminating recall biases that plague self-report studies. The invivodata solution, which includes DiaryPRO(TM) for real-time PRO data collection and SitePRO(TM) for site-based PRO data collection, provides access to study data, giving researchers and sponsors visibility into study progress and improving trial efficiencies. invivodata's solution has been used in more than 100 trials involving over 35,000 patients. It has also collected nearly 50 million patient-initiated records, and is the only eDiary system that has delivered key PRO data in support of multiple FDA drug approvals. invivodata inc. is a privately held company with global headquarters in Pittsburgh, Pa., USA; its European headquarters are in London, England; and its technology development center is in Scotts Valley, Calif., USA.

Invivodata and InforMedix have formed a strategic partnership for the marketing, sale, distribution, and implementation support of InforMedix's Med-eMonitor(TM) System to invivodata's global base of pharmaceutical and biotech company clients. The collaboration combines a highly effective solution for managing patient drug safety and dose-response data in clinical trials, with a market leader in providing electronic Patient Reported Outcomes (ePRO) solutions to the global clinical trials market. Trial sponsors will benefit from having a choice of appropriate tools to collect critical data directly from patients.

According to the terms of the agreement, invivodata will deliver InforMedix's Med-eMonitor System as an integral part of its product line, worldwide. invivodata will offer the Med-eMonitor System to its growing client base, particularly to those sponsors conducting clinical trials requiring medication adherence and patient dose-response data. A number of invivodata's clients have requested a solution that provides Med-eMonitor's range of functionality.

InforMedix has granted invivodata limited exclusive rights among eDiary providers to distribute the Med-eMonitor System in the clinical trials market. invivodata will also provide clinical trial implementation services including training, field support, and first-level help desk support to clients who use Med-eMonitor in a trial. Through cooperative development, both companies will contribute to integration efforts between InforMedix's Med-eMonitor and Med-eXpert Systems and invivodata's back end trial management system.

Competition

Medication Adherence

Direct Competitors:

HomMed (Honeywell): an extremely well funded company with the strength of Honeywell behind them. They offer a solution that physically holds pill bottles (pharmacy bottles of several sizes). The device is quite large and is not portable. It holds up to 15 medications. The device prompts patients to take their medications and records when they take the pill bottle out of the holder. An ancillary device (separate device) can be incorporated to include diary functionality. Preliminary intelligence is that this solution is very expensive, although specific pricing has not been obtained.

SimPill: This is a South African company that is just entering the market in the United States. They are focused initially only on the Clinical Trial market. The device is a customized pill bottle cap with a cellular phone chip and sensor mounted to the side of the bottle. The device senses when the cap is opened and immediately dials out to a database to record that the medication was taken. There is no remote programming of the device. This company is early stage and not well funded - to our knowledge.

MedSignals: A very small (will hold less than a week of large pills) device. Programming is done on the device itself and therefore all changes must be done with the device present. This means more home visits. It also means they cannot program reminders about doctor's appointments, etc. The LCD screen is very small so the whole message cannot be displayed at one time. It has some attractive features like voice recording and light up and screen read to say how many of which pills to take. It appears that the back end of the MedSignals is nowhere near as powerful as the Med-eXpert System. This solution is less expensive than the IFMX solution but no specific pricing is available.

Humana Innovation Enterprises, a subsidiary of Humana Inc. (NYSE: HUM), announced that it has formed Sensei Inc., a new company designed to offer personalized monitoring services for wellness and disease management.

Sensei will be operated mainly as a wireless information platform, on which subscribers will be able to receive personalized nutrition, weight loss information, fitness notifications and medication reminders through their mobile phones and/or PDA's. The company's first services are scheduled to be available to subscribers in the first half of 2006.

Indirect Competitors:

Various competitors prompt for medications and ask if patients have taken their medications but does not prompt or record for specific medications.

HealthHero/Healthbuddy - This is a very well established company and solution used in many settings including the VA. They have thousands of devices in service. It is an elegant solution with a sleek device. They also have significant health content which they offer as a part of their solution. Market intelligence says that their solution is not flexible and customizable. Pricing is similar to the IFMX solution. This is a well funded company with over $64MM invested to date. Revenues are $20MM plus.

Various Cell Phone and Pager solutions - many small companies have systems which utilize cell phones PDAs or pagers to remind patients to take their medications. These solutions vary in their ability to record information, report results.

Various Web Solutions (i.e. Medem) - These competitors have a web based medication adherence program which requires that the patient go to the web site for education, etc. E-mail reminders are sent out to the patient regarding their medications. Feedback on adherence is done via the patient interaction with the web site.

Various Print Solutions - any communications company can come up with print materials to try and enhance medication adherence. These programs are usually centered around education about the importance of medication adherence and education on specific medications.

Other Disease Management Dedicated Technology Providers

AMD Telemedicine: AMD Telemedicine offers products for markets ranging from cardiology to dentistry to pathology that are aimed primarily at rural caregivers. The AMD-9900 Care Companion is the company's entry in the market for products for the remote patient monitoring in the home healthcare market. The device prompts patients to take medications and answer questions related to their health needs. Data is transmitted via phone line to servers. The company is targeting the VNA and disease management companies as customers.

American Telecare (ATI): ATI offers a range of monitoring devices with features that include high-resolution two-way video over ordinary voice telephone lines. The non-video Monitoring Station and Disease Management Monitoring StationTM guide patients with disease states such as chronic obstructive pulmonary disease
(COPD), hypertension (HTN), and congestive heart failure (CHF), through a daily process of obtaining vital signs via wireless peripheral devices, as well as dialogues about subjective symptomatic information. Providers view patient data via a dedicated Windows-based PC. ATI is targeting the VHA and home healthcare markets, as well as integrated delivery networks.

CyberNet Medical: CyberNet Medical offers products for gathering both patient vital signs and subjective symptomatic information for transmission to healthcare providers. The company offers the MedStarTM line of products for patient monitoring of vital signs. The most sophisticated model, the MedStar 300, collects weight, blood pressure, glucose, and respiratory-function information. The data is then transmitted for storage in SQL databases and can be viewed via a Web-based interface. MedStar offers patient dialogues for collecting subjective symptom information. CyberNet also markets the PalStar, a PDA-like device through which physicians and other care managers, using a web-based interface, can choose sets of subjective questions on topics such as self-assessed condition, diet, and medication adherence.

LifeLink: LifeLink Monitoring provides telemonitoring services for patients with congestive heart failure, diabetes, and hypertension. The company places devices in patients' homes that take objective measurements of vital signs, and gather patients' responses to subjective questions about symptoms and medication adherence. Data is transmitted to physicians and care managers by e-mail or fax, or can be sent directly to clinical information systems. The company on its Web site indicates it is expanding its services to include measurements of respiratory function, temperature, and cholesterol. LifeLink Monitoring lists customers that include large MCOs such as Kaiser Permanente, the VHA, home healthcare companies, and disease-management services providers.

Phillips: Phillips is a Health Hero Network licensee that offers Telemonitoring Services for congestive heart failure "that create and support a daily communications link between patients with chronic disease and their providers..." The Phillips system encompasses a range of wireless devices, including scales, blood-pressure monitors, and a device that conducts automated subjective surveys. Data is transmitted via a telephone line for providers to review via a Web-based interface.

Viterion TeleHealthCare: Viterion is a Panasonic-Bayer co-venture that markets two models of its Viterion Telehealth Monitor. The Viterion 100 was designed for home care use by patients who have been hospitalized for acute conditions. The Viterion 500 is aimed at a broader marketplace, and includes features such as Web connectivity and real-time video-conferencing. Providers monitor patient status via the ViterionNET TeleHealthCare Network, which provides secure transmission and storage of data, interfaces for monitoring patient status, and capabilities for patient-provider and provider-provider interactions.

Technology and Services Companies

Alere Medical: Alere Medical is a privately owned company that offers a fully outsourced solution exclusively for cardiac care. Alere's system involves a home-monitoring device called the DayLink R monitor, which it does not appear to sell on an unbundled basis, that collects "objective and symptomatic information," including the patient's weight and blood pressure. Information is relayed by phone transmission to the company's NurseStation interface for review by call center-based cardiac nurses.

American Medical Alert Corporation (AMAC): AMAC's primary products and markets are in the area of personal emergency response systems, although the company has recently been shifting to a broader focus on remote monitoring and management of patients with chronic conditions. The company is a Health Hero Network partner. AMAC markets both the Health Buddy appliance and a Health Buddy appliance that is integrated with AMAC's VoiceCareR Personal Emergency Response System and connects patients to AMAC's H-Link call center. The company has been concentrating sales in the home healthcare market, both to home healthcare agencies and family caregivers, as well as state Medicaid programs.

Cardiocom: Cardiocom offers products and services for patients with chronic heart failure, chronic obstructive pulmonary disease, asthma, diabetes, and coronary artery disease - and says that its system is highly scriptable and thus adaptable to a variety of other disease states. Cardiocom's core remote patient monitoring device is the CarestarTM, which follows branching logic and bases the questions it poses to patients based on their earlier responses. The company also offers the TelescaleR for patients with chronic heart failure, combining a scale with an interactive patient monitoring device. Nurses and providers monitor patient status via a system called the OmnivisorTM. In addition, the company also offers an option for call center-based care coordination for patients with cardiac and respiratory diseases. Cardiocom to date appears to have focused on selling to private health plans.

QMed Inc.: QMed offers a suite of technology tools and related services for patients suffering from heart disease. The company's offerings include the ohms/cadR system for patients with coronary artery disease, which appears to be a fully outsourced solution for patient recruitment, monitoring, risk-stratification, and alerting of physicians when patients decompensate. QMed is among the companies that recently won a contract for a Medicare chronic care improvement demonstration program for up to 15,000 patients that began in January 2004.

Clinical Trials

The ePRO market for clinical trials continues to be fragmented with new entrants each year. Management attended the 2005 Drug Information Association Annual Meeting and gathered significant competitive information. This direct research reinforced the clear differentiation of the Company's Med-eMonitor System from the competitive EPD product offerings.

There are a number of small firms offering PDA (personal digital assistant) based solutions. These applications utilize either the Palm Operating System products, such as Palm Pilot and Handspring, or Windows CE Operating System products, such as the Compaq IPAQ. Regardless of platform, each competitor's offering provides the same user interface and related user challenges found with using a small stylus to enter data on a small LCD screen. Additionally, no competitor provides automated medication adherence tracking.

InforMedix believes it can achieve significant market share based on a superior patient-device interface and unique product features for clinical trial managers combined with the strategic alliance relationships described above. The Med-eMonitor System provides a very easy to use method of capturing the patient's drug response information. No stylus is required, the display screen is much easier to read, and patients are automatically prompted to take the specified drug at the right time and sequence. The Turnkey Platform provided through this strategic alliance integrates medication adherence, electronic patient diary, and drug packaging into a solution that is unique in the marketplace. The invivodata alliance adds their reputation of operational implementation excellence in the clinical trial market.

Additionally, no competitive products simultaneously capture and correlate the drug-dose response data for both study and non-study drugs taken by the patient participating in the trial. InforMedix has integrated the two patient monitoring functions - medication adherence and health status - including diary and physiologic data. InforMedix offers an information system performing these functions that is linked to an Internet-accessible database. Management believes its patent portfolio offers a distinct advantage over the competition with its unique drug-dose response information. The patents cover a wide variety of patient monitoring devices and information systems, including dispensing devices as well as wireless and PDA applications. The Internet-accessible database is the subject of 12 patents pending. InforMedix owns the "Pioneer Patent Portfolio" in this field, with its patents cited as prior art by over 154 other issued patents.

Direct Competitors in Clinical Trials

Electronic Prescription Vials

Electronic prescription vials are caps placed on a normal medication bottle that record the date and time when the bottle is opened. This product has audible alerts to remind the patient to take his/her medication. One product called SmartCap(TM) uses a docking station that transmits the information recorded by the cap across a modem line to monitoring sites. The device can store up to 1300 events. These products are simple adherence monitors and do not offer the ability for patients to be questioned, or to receive customized information about the trial. This product costs about $750 per drug per user per year. SmartCap(TM) has monitored in excess of 2 million patient days, primarily in the clinical trial market.

PHT Clinical

PHT Clinical is a Web-based, open architecture system built on an XML platform that provides systems for the electronic collection and management of data for clinical trials. Products include the StudyWorks electronic data-capture system; and the Patient LogPad(R), a Palm Pilot-based direct data-capture device. PHT Clinical's products enable study subjects to communicate with researchers in "real-time" via the Web. The two-way communication link allows researchers to detect symptoms that may warrant immediate medical attention and can act as a prompt for adjustments due to changes in the patient's medical condition. However, these products do not hold or dispense medications, do not monitor medication adherence, and do not provide remote access to a database.

invivodata, Inc.

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

CRF, Inc.

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

In February 2003, HHS issued final regulations concerning the security of healthcare information maintained or transmitted electronically. These regulations require implementation of organizational and technical practices to protect the security of such information. All affected entities, including InforMedix, are required to comply with these regulations effective April 30, 2005. Although the enforcement provisions of HIPAA have not yet been finalized, sanctions are expected to include criminal penalties and civil sanctions. InforMedix believes that it is in compliance with the HIPAA regulations that have been issued. Based on the existing and proposed HIPAA regulations, InforMedix believes that the cost of its compliance with HIPAA will not have a material adverse effect on its business, financial condition or results of operations.

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

InforMedix's accountants issued a qualified report on our financial statements as of and for the year ended December 31, 2005. The report states that InforMedix has sustained operating losses and capital deficits and there is no guarantee whether the Company will be able to generate enough revenue and/or raise sufficient capital to support current operations and expand sales. This raises substantial doubt about InforMedix's ability to continue as a going concern. See "Report of Independent Registered Public Accounting Firm" and "Note 12 of Notes to InforMedix Consolidated Financial Statements."

Need for additional financing.

During the year ended December 31, 2005, InforMedix raised $483,854 in proceeds from common stock issuances and $1,006,000 in proceeds from debt issuances. In addition, during the first three months of the year ending December 31, 2006, the Company sold an aggregate of $1,983,000 of Series A Convertible Preferred Stock of a total offering of $4.8 million. Prior to such Offerings we had nominal cash on hand. We still require additional funds to fully implement our business plan. Management can give no assurance we will obtain the funds to fully implement the business plan, or that a full implementation of such business plan will result in InforMedix's profitability.

If InforMedix continues to incur negative cash flow from its operations, it may exhaust its capital resources.

No net positive cash flow has been generated from InforMedix's operations since its inception. InforMedix has been primarily a development stage company, to date, and has invested the majority of its resources in the R&D of the product and its patents, with minimal investment for the commercialization of its product. InforMedix had a net loss of $1,985,619 and $2,274,367 on sales of $ 21,550 and $28,750 for the years ended December 31, 2005 and 2004, respectively; and a cumulative loss from inception through December 31, 2005, of $18,220,348.

InforMedix has funded its operating activities primarily through sales of equity securities to its founders, individual accredited investors, corporate investors, private investment lenders and equity issued for services in the amount of approximately $17,058,000 and $16,343,000 as of December 31, 2005 and 2004, respectively. In addition, from inception to December 31, 2002, we borrowed $725,000 from our Chief Executive Officer, directors and affiliates and an additional $65,000 in 2003 (all of which has been converted into equity). Between December 2004 and December 2005, we raised an additional $731,000 under a Private Equity Offering, and an additional $1,006,000 through Private Debt Offerings. InforMedix anticipates negative cash flow from operations to continue during 2006. Accordingly, we can give no assurance that we will be able to operate profitably or be able to produce positive cash flow from operations in the future. Our efforts to operate profitably and obtain positive cash flow from operations will depend on, among other things:

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

InforMedix is authorized to issue 4,500,000 shares of preferred stock, $.001 par value. The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as the Board of Directors of InforMedix may determine by resolution. In December 2005, the Company's board of directors authorized the issuance of up to 480 shares of preferred stock with a stated value of $10,000 per share in connection with its current offering. Unless the nature of a particular transaction and applicable statutes require such approval, the Board of Directors has the authority to issue these shares without shareholder approval subject to approval of the holders of the Preferred Stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of InforMedix without any further action by shareholders.

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

InforMedix's product could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely affect InforMedix's ability to obtain and maintain insurance coverage. If InforMedix incurred a material liability for which it is not adequately insured, it might be rendered insolvent.

The testing, manufacture, marketing and sale of InforMedix's planned product will involve an inherent risk that product liability claims will be asserted against it. We currently have a general liability policy with an annual aggregate limit of $1 million with a $1 million limit per occurrence and product liability insurance with an aggregate limit of $5 million. This insurance may prove inadequate to cover claims and/or litigation costs. Product liability claims or other claims related to InforMedix's planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent InforMedix from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of InforMedix's Med-eMonitor.

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

Employees

InforMedix currently has seven employees and eight part-time consultants. These include its Chief Executive Officer, Senior Vice President of Business Development and Operations, Vice President of Research and Development, Director of Software Development, Director of Sales and Chief Financial Officer.

ITEM 2. DESCRIPTION OF PROPERTY

InforMedix leases facilities in Rockville, Maryland from a non-affiliated landlord. These facilities encompass approximately 1,000 square feet and serve as InforMedix's corporate headquarters and operations center. The current lease commenced on March 1, 2004, for a one-year term at $2,408 per month. The one year term of the lease has expired and the company currently leases its facility on a month to month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On March 14, 2005, InforMedix held its Annual Meeting of Stockholders (the "Meeting").

(b) The following directors were elected at the Meeting: Bruce A. Kehr, Harris Kaplan, Rhonda B. Friedman, Douglas G. Watson, Phillip J.Gross, Bruce S. Morra, and David Nash.

(c) The following number of shares were voted for or against the election of the following directors as described:

                                                 For                     Against
                                              ----------                 -------
                    Bruce A. Kehr             20,872,401                 325,431
                    Harris Kaplan             20,872,401                 325,431
                    Rhonda B. Friedman        20,872,401                 325,431
                    Douglas G. Watson         20,872,401                 325,431
                    Phillip J.Gross           20,872,401                 325,431
                    Bruce S. Morra            20,872,401                 325,431
                    David Nash                20,872,401                 325,431

There were 33,000 abstentions.

The holders of 13,595,609 shares of stock voted for the adoption of the 2005 Board of Directors Stock Option Plan and that the holders of 834,977 shares of stock voted against the plan. The holders of 116,212 shares of stock abstained from voting.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the Over-the-Counter Bulletin Board maintained by the NASD under the symbol "IFMX" since July 30, 2003. The following table sets forth the high and low closing bid prices for the Common Stock, as reported by Pink Sheets, LLC for the periods indicated below. The following quotations represent prices between dealers and do not include retail markups, markdowns or commissions. These do not represent actual transactions and have not been adjusted for stock dividends or splits.

                  2005                                    High        Low

             Fourth Quarter                               $ .31      $ .12
      (October 1 - December 31, 2005)

             Third Quarter                                $ .24      $ .12
      (July 1 - September 30, 2005)

             Second Quarter                               $ .40      $ .15
      (April 1 - June 30, 2005)

             First Quarter
      (January 1- March 31, 2005)                         $ .54      $ .19

                  2004                                    High        Low

             Fourth Quarter                               $ .35      $ .19
      (October 1 - December 31, 2004)

             Third Quarter                                $ .34      $ .23
      (July 1 - September 30, 2004)

             Second Quarter                               $ .85      $ .28
      (April 1 - June 30, 2004)

             First Quarter
      (January 1- March 31, 2004)                         $1.35      $ .42

As of March 31, 2006, there were 208 holders of record of our Common Stock. On March 31, 2006, the closing price of our Common Stock was $.17 per share.

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

The sales of unregistered securities by InforMedix during the year ended December 31, 2005 were previously included in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

Equity Compensation Plan Information

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2005:

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

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be   Weighted-average exercise    future issuance under
                                issued upon exercise of      price of outstanding         equity compensation plans
                                outstanding options,         options, warrants and        (excluding securities
                                warrants and rights          rights                       reflected in column (a))
                                           (a)                          (b)                         (c)
Equity compensation plans
approved by security holders            7,907,829                       $.32                      238,891
Equity compensation plans not
approved by security holders              696,720                       $.85                          -0-
Total                                   7,907,829                       $.39                      238,891

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                               Reverse Acquisition

Founded in 1997, InforMedix has developed and integrated a portable patient-interactive monitoring device, hardware, software and network communications system to enable pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor((TM) ) System leverages InforMedix's strong intellectual property with 12 patents issued and 12 patents pending.

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

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While InforMedix's significant accounting policies are more fully described in Note 2 to its consolidated financial statements included elsewhere in this report, InforMedix currently believes the following accounting policies to be critical:

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

Intellectual Property Assets

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ended December 31, 2005 and 2004 have been expensed as research and development.

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

Research and Development

Research and development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-eMonitor device, the development of software to monitor patient data, remotely program the device, manage communications and connectivity between the device and database via the Internet, and to develop a customer website interface. Research and development costs are expensed as incurred. Research and development costs are $431,316 and $534,596 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

Costs of advertising are expensed as incurred. Advertising costs were $11,754 and $23,155 for the years ended December 31, 2005 and 2004, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

The following is a reconciliation of the computation for basic and diluted EPS:

                                            December 31,      December 31,
                                                2005              2004
                                            ------------      ------------

            Net Loss                        $ (1,985,619)     $ (2,274,367)
                                            ------------      ------------

         Weighted-average common shares
           outstanding (Basic)                36,291,714        22,828,502

         Weighted-average common stock
           equivalents:
             Stock options                            --                --
             Warrants                                 --                --
                                            ------------      ------------

         Weighted-average common shares
            outstanding (Diluted)             36,291,714        22,828,502
                                            ============      ============

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

Inventory

Inventory consists of component parts to be used in the manufacture of Med-eMonitor units and outsourced manufacturing costs for units that have not yet been placed into service. The Company values the inventory at the lower of cost (first-in, first-out basis) or market. Approximately 250 units have been placed in service and have been reclassified to fixed assets as of December 31, 2005, as the Company holds title to all units placed into service.

Discount on Notes Payable

A discount on notes payable has been recorded by the Company with respect to various promissory notes issued during the year ended December 31, 2005. The promissory notes were each issued pursuant to private placements of units as described in Footnote 5, Notes Payable Other.

Deferred Loan Costs

Deferred loan costs are comprised of expenses incurred in connection with the issuance of promissory notes and include investment banking and legal fees. These costs are capitalized and amortized over the life of the promissory notes issued. The amortized amounts are recorded as interest expense in the period of amortization.

Results of Operations

        For the year ended December 31, 2005, compared to the year ended
                               December 31, 2004.

The Company recognized $21,550 in revenues from the sale of its Med-eMonitor(TM) System for the year ended December 31, 2005. This represents a decrease of $7,200 on sales of $28,750 for the year ended December 31, 2004. Prior to January 1, 2004, the product was still in the development stage and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through the completion of its development stage at December 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor(TM) units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

Compensation expense for the year ended December 31, 2005 of $643,689 increased by $63,381 (11%) compared to $580,308 for the prior year. The increase resulted from the Company hiring its Director of Sales during the year. Previously, despite limited cash, the Company was able to recruit and retain key executives primarily through the issuance of stock options in lieu of cash compensation.

Selling, general and administrative expenses for the year ended December 31, 2005 of $761,171 decreased by $403,250 (35%) compared to $1,164,691 for the prior year. The decrease resulted primarily from a decrease in professional consulting fees incurred such as legal fees, investment banking fees, public relations fees, and other financial services fees.

Research and Development expenses for the year ended December 31, 2005 of $431,316 decreased by $103,280 (19%) compared to $534,596 for the prior year due to less testing and validation of software development work in the prior year related to the first generation of the Med-eMonitor(TM) system, and next generation database development.

Depreciation and Amortization expense for the year ended December 31, 2005 of $63,724 increased by 47,291 (288%) compared to $16,433 for the prior year. This increase resulted primarily from the amortization of deferred loan costs recorded in 2005 in connection with various debt offerings.

Interest expense paid increased by 996% from $8,633 for the year ended December 31, 2004 to $94,660 for the year ended December 31, 2005. This increase resulted primarily from a substantial increase in Notes Payable from $-0- as at December 31, 2004, to $816,301 as at December 31, 2005, due to the issuance of Bridge Notes in the context of a financing and the amortization of discount on notes payable of $57,141 for the year ended December 31, 2005 compared to $-0- for the year ended December 31, 2004.

Liquidity and Capital Resources

The Company does not have an operating line of credit from a financial institution and consequently relied on additional financing from investors to complete the development phase of its business and to manufacture
Med-eMonitor(TM) units. The Company had monies on deposit of $15,432 at December 31, 2005, as compared with $95,146 at December 31, 2004.

On January 27, 2006, the Company completed the first closing pursuant to its Confidential Private Placement Memorandum dated December 5, 2005 ("PPM4"), relating to the private offering of not less than 100 and not more than 480 Units, each Unit consisting of one share of Series A Preferred Stock with a Stated Value of $10,000 per share, convertible into 62,500 shares of common stock at $.16 per share, one Series A-1 Warrant exercisable for 31,250 shares of common stock at an exercise price of $0.24 per share and one Series A-2 Warrant exercisable for 31,250 shares of common stock at an exercise price of $0.32 per share (the "Offering"). The Company issued 138 Units in exchange for $1,165,000 cash and $215,000 of note conversions pursuant to this closing. On March 28, 2006, the Company completed the second closing pursuant to PPM4. The Company issued 60.3 Units in exchange for $553,000 cash and $50,000 of note conversions pursuant to this closing. The proceeds of this offering are being used to repay notes payable and for working capital purposes. Therefore, the Company has raised an aggregate of $1,983,000 thus far with respect to PPM4. The Company has used an aggregate of $325,000 of such proceeds to repay bridge notes and the balance for working capital. This offering does not involve any general solicitation and is exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

For the year ended December 31, 2005, the Company obtained gross proceeds of $629,730, from a private equity offering with existing warrant holders (the "PPM2"), in addition to $101,000 which was raised in the same offering during the prior year. Meyers Associates L.P., an NASD member firm, and the Company's placement agent for its 2004 Equity Offering (defined below), received an aggregate of $95,030 in consulting and advisory fees in connection with the Exchange Offer. The Company issued an aggregate of 8,971,355 of Common Stock in exchange for 9,970,299 Class A Warrants and 9,970,299 Class B Warrants to purchase 4,985,150 shares or an aggregate of 14,955,498 shares of Common Stock in connection with PPM2.

Pursuant to the terms of PPM2, the Company issued shares of Common Stock in exchange for 100% of Class A Warrants and Class B Warrants held by warrant holders, plus $.44 per share, equal to (a) 16.818% of the shares of Common Stock otherwise issuable upon exercise of the Class A and Class B Warrants currently held by the investor, and (b) 100,000 shares of Common Stock, for each 135,136 Class A Warrants and 135,136 Class B Warrants surrendered plus $10,000 cash. We issued an additional 42,157 shares of Common Stock on the same terms as the Exchange Offer to each of two independent directors who held 46,419 Class A Warrants and Class B Warrants. We received an aggregate of $731,000 of gross proceeds from the Exchange Offer which we used for general working capital purposes. This offering did not involve any general solicitation and was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In addition, we issued an aggregate of 4,542,199 shares of Common Stock in exchange for placement agents warrants issued in connection with the 2004 Equity Offering described below ("PPM1") to purchase an aggregate of approximately 10,093,752 shares of Common Stock. Pursuant to the terms of a Placement Agent Exchange Offer conducted in February 2005, the Company issued in exchange for 99.6% of the shares of Common Stock, Class A Warrants and Class B Warrants issuable upon exercise of placement agent warrant held by the Placement Agent and its assignees, shares of Common Stock equal to 45% of the shares of Common Stock otherwise issuable upon exercise of the Placement Agent Warrants. These warrants were exercisable for Units consisting of 135,136 shares of Common Stock, 135,136 Class A Warrants and 135,136 Class B Warrants to purchase 67,568 shares of Common Stock, or an aggregate of 337,840 shares, and were exchanged at a rate of 45% for each share issuable. This offering did not involve any general solicitation and was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

In addition, the Company raised gross proceeds of $1,006,000 during the year ended December 31, 2005 from the sale of units through various private offerings. On December 21, 2005, the Company borrowed an aggregate $25,000 from two of its six Directors on the Company's Board of Directors. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 6,000 shares at $.15 per share.

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

On August 5, 2005, the Company entered into a promissory note and warrant agreement with an existing shareholder pursuant to a private placement offering made directly by the Company without the assistance of its placement agent. The accredited investor loaned $175,000 to the Company pursuant to a note scheduled to mature on August 5, 2006. The note accrues interest at a rate of 10% annually. In addition, the investor received warrants exercisable into 175,000 shares at $.15 per share. The note was secured with a pledge of accounts receivable, inventory, and common stock. This note was repaid in 2006 from a portion of the proceeds from PPM4.

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

In March 2004, the Company completed an equity raise of $5,000,000 through a private placement offering ("PPM1") pursuant to a Placement Agent Agreement entered into with Meyers Associates, L.P. Pursuant to the Private Placement Memorandum, the Company offered and sold maximum of $5,000,000 of its securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common Stock issued, the Company also issued one Class A Warrant and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On December 2, 2003, December 19, 2003, February 2, 2004 and March 4, 2004, InforMedix closed on $1,500,000, $1,245,450, $1,205,000 and $1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.28 per share. In addition, the placement agent received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until December 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

In April 2003, the Company had borrowed $750,000 from a third party investor and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 12% annually. This note matured on December 7, 2003 and was repaid with $60,250 of interest. The note had provisions for the issuance of 800,000 stock warrants (post-split), which were replaced by 250,000 warrants exercisable at $1.50 per share. On October 16, 2003, the holder of this $750,000 promissory note signed an agreement whereby, should the Company be successful in raising at least $2 million in its private placement of equity securities, $375,000 plus interest would be repaid to this lender, and $375,000 would be converted into equity under the terms and conditions of the private placement offering. The $375,000 was converted into units in the Company's private placement in December 2003 at the Equity Offering price of $.37 per unit. This Lender also received warrants to purchase 150,000 shares of Common Stock at $.60 per share in consideration of a November 2003 bridge loan in the aggregate amount of $120,000 which was repaid in December 2003. Upon repayment and conversion, the Company reclaimed full and unencumbered title to its patent portfolio.This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

In June 2003, the Company had borrowed $20,000 from its then investment bankers and pledged the patent portfolio as security for the loan. Interest on the note accrued at a rate of 8% per annum. This note has since been repaid and the lien has been released. Upon repayment and conversion, the Company reclaimed full and unencumbered title to its patent portfolio. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

The Company had a working capital deficit of $1,312,350 at December 31, 2005, which produced a current ratio of 0.1 to 1.0. At December 31, 2004, the Company had a working capital surplus of $30,737 and the current ratio was 1.1 to 1.0. A reduction in expenses would jeopardize our ability to carry out our new business strategy and consequently reduce or eliminate future growth, which would adversely affect the value of an investment in our Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management and the Audit Committee of the Board of Directors, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934), as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

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

         NAME                                AGE         PRINCIPAL POSITIONS AND OFFICES WITH OUR COMPANY
         ----                                ---         ------------------------------------------------
         Bruce A. Kehr, MD                   56          Chairman of the Board and Chief Executive
                                                         Officer and Director

         Davison R. Dulin                    48          Senior Vice President of Business Development and Operations

         Arthur T. Healey                    45          Chief Financial Officer, General Counsel
         C.P.A., J.D (1)                                 and Secretary

         P. Michael Gavin                    52          Vice President of Research and Development

         Rhonda B. Friedman, Sc.D            55          Director

         Phillip J. Gross, C.P.A             53          Director

         Harris Kaplan                       54          Director

         Douglas G. Watson                   59          Director

         Bruce S. Morra, Ph. D, MBA          51          Director

         David Nash, MD                      51          Director

----------

(1) As reported on the Company's Form 8-K for March 23, 2006, Larry D. Grant, was appointed Chief Financial Officer of the Company upon Mr. Healy's resignation.

Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.

BRUCE A. KEHR, M.D. has been the Chairman of the Board of Directors and Chief Executive Officer of InforMedix, Inc. since its formation in 1997. Dr. Kehr is also Chairman of the Board of the Institute on Aging at the University of Pennsylvania. Dr. Kehr is a forensic consultant in neuropsychiatry and traumatic brain injury and a practicing physician. Since 1982, Dr. Kehr has been the President of Contemporary Psychiatric Services, a psychiatric group practice he formed which employs 10 full and part-time employees. Dr. Kehr is the inventor of fifteen issued patents and twelve pending patents in the United States, Europe, Japan, and Canada, as well as issued and pending trademarks and service marks. In 1995, he was named in Who's Who of American Inventors. He has actively written and lectured on neuropsychiatry aspects of traumatic brain injury and on medication noncompliance, a field in which he is recognized as an expert. Dr. Kehr received his Bachelors degree from the University of Pennsylvania in 1971, followed by his Medical degree from Georgetown University School of Medicine in 1975.

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

Arthur T. Healey, C.P.A., J.D. served as the Chief Financial Officer of InforMedix, Inc. from February 2002, General Counsel of InforMedix Holdings, Inc. from July 2003 and corporate Secretary from January 2004 until March 23, 2006, when he resigned from all positions, except as Chief Financial Officer for purposes of completing this Annual Report on Form 10-KSB. Mr. Healey is directly responsible for corporate finance, financial reporting, compliance with all laws, financial modeling, contract negotiation, plan administration,, and corporate recordkeeping. Mr. Healey also provides support for investor relations and strategic planning. He served as the Chief Financial Officer for the BioMedical Development Corporation, from January 2001 until July 2003. He previously served as a Senior Manager and/or Manager with "Big Four" accounting firms Ernst & Young, Coopers & Lybrand, and KPMG Peat Marwick over a twelve year period ranging from 1986 to 1989, and 1991 through September 2000. He was also the Chief Financial Officer for an early stage business accelerator in King of Prussia, PA called GoHealth NetwoRx from September 2000 through December 2003. Mr. Healey is a certified public accountant and an attorney with over nineteen years experience working with entrepreneurial companies in the healthcare, telecommunications, and financial services industries. Mr. Healey received his Bachelors degree in Accounting from Villanova University in 1983 and graduated cum laude from Villanova Law School in 1991, where he was a member of the Villanova Law Review.

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

Significant Employee

Ms. Oaster brings more than 17 years of sales experience and more than $200 million in sales successes in the disease management and managed care markets to InforMedix. Ms. Oaster was Senior Director of Client Management Services at CorSolutions, Inc., a disease management company, for the past year and half prior to joining the Company in April 2005. Prior to this, she served for three and half years as Director of Business Development for SHPS Healthcare Services and Director of Business Development, Northeast Region at CareWise, both national disease management vendors. In addition to this, she spent 11 years in various account managerial roles at PARTNERS National Health Plans of North Carolina.

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

Phillip J. Gross, CPA was appointed to the InfoMedix Holdings, Inc. Board of Directors on January 24, 2005 by the Board to replace Bert Wasserman who retired. Phil also serves as the Chairman of the Audit Committee. He has over 30 years of finance, business, and healthcare related experience. Since March 1, 2005, Mr. Gross has served as an independent consultant. Since July 2005, he has also served as a Managing Director of Expense Reduction Analysts, Inc. Prior thereto, from February 2004, he was the Senior Vice President of Business Development and Chief Financial Officer of Dr.First.com, Inc. From May 2002 until January 2004, Mr. Gross was an independent consultant. Prior thereto from December 1998 he was President, Vice Chairman and a Director of PrimeWire, Inc. He began his career as a management consultant with the International Association of Chiefs of Police, Hallcrest Systems and Cresap, McCormack and Paget. He then entered the telecommunications and information services industry in 1981. Mr. Gross spent four years with MCI during which he held senior management positions on the Corporate Staff and in MIS, and spent three years as the CFO of America Online. For the last 20 years, he has co-founded or been involved during the development stage with several business services, healthcare and information technology companies in which he held senior financial and operating positions, or served as an "angel investor," board member, consultant and/or advisor. During the 1998-1999 academic year, Mr. Gross served as the Entrepreneur-in-Residence at the Dingman Center for Entrepreneurship, at the R.H. Smith School of Business, University of Maryland; he was an Adjunct Professor of Entrepreneurship at the Smith School through Spring 2002. He is active in the venture capital community as both the recipient of venture capital funds as an early stage investor. He holds B.A. and M.P.A. degrees from Syracuse University and obtained his Certified Public Accountant and Certified Internal Auditor certificates in 1978.

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

Bruce S. Morra, Ph.D., MBA was appointed to the Board on December 7, 2005 by the Board of Directors and was elected by the Shareholders on March 14, 2006. Dr. Morra earned his Ph.D. and M.S. in Polymer Science and Engineering and his M.B.A. from the University of Massachusetts, Amherst in 1980, after graduating magna cum laude in Chemical Engineering from Princeton University in 1976. He has more than 24 years of pharmaceutical, medical device, drug delivery, biotech and polymers industry leadership experience, and is now a consultant and Board member to various companies in these fields. From April 2003 through the end of 2004, Dr. Morra was President of West Pharmaceutical Services' Drug Delivery and Contract Clinical Research businesses. After turning around the businesses via strategies that refocused on the company's core expertise, driving three new products into phase II clinical trials, submitting the first formulation for regulatory approval and consummating 10 new development/licensing deals, Dr. Morra orchestrated the sale of the Drug Delivery business to a leading venture capital group, Warburg Pincus. Prior to joining West, for the period 2000 to 2003, he was Chief Business Officer for Progenitor Cell Therapy, LLC, a start-up company performing cell-based process, device and drug development; President, COO and CFO of Biopore Corporation and its sister company Polygenetics, Inc., driving development of applications for their unique porous polymer microsphere technology in fields that included drug delivery, embolotherapy, gene therapy and bioartificial livers; while also being a Board Member and consultant for other life science companies. From 1993 to 2000 Dr. Morra served as President, COO and Founder of Flamel Technologies, Inc., a drug delivery systems and biomaterials company. Dr. Morra assisted in raising venture capital funding for Flamel and taking the company public on the Nasdaq in 1996. Before he started Flamel's US subsidiary, Dr. Morra served as the President of ISP Filters, Inc., a subsidiary of GAF Corp and held positions in General Management, New Business Development, Product Management, Marketing, Finance and R&D at Ausimont USA, Amoco Performance Products and E.I. DuPont.

David B. Nash, MD, MBA, FACP, was elected by the shareholders to the InforMedix Board of Directors on March 14, 2006. He is Founder and Dr. Raymond C. and Doris
N. Grandon Professor and Chairman of the Department of Health Policy, at Jefferson Medical College of Thomas Jefferson University in Philadelphia. Internationally recognized for his work in outcomes management, disease management, medical staff development and quality-of-care improvement, his publications have appeared in more than 100 articles in major journals. He has edited fifteen books, including A Systems Approach to Disease Management by Jossey-Bass, Connecting with the New Healthcare Consumer by Aspen and The Quality Solution by Jones and Bartlett. Dr. Nash has served on the Board of Directors of five companies, including two publicly-traded companies, three disease management companies, and two companies that were acquired while he served as a Director. These companies include: Patient InfoSystems (PATI:NASDAQ) from 1996 -2000; I-Trax Corporation (DMX:AMEX) from 2002 to current; Future Health, which was recently acquired by Nationwide Mutual Insurance Company from 2003 to current; Pharma Detailing.Com from 1999 to 2000; and DoctorQuality which was also acquired from 2000 to 2003. In addition, Dr. Nash has served on the Advisory Boards of nine other companies including Pfizer Health Solutions. Repeatedly named by Modern Healthcare to the top 100 most powerful persons in healthcare list, his national activities include appointment to the JCAHO Advisory Committee on Performance Measurement, the CIGNA Physician Advisory Committee, membership on the Board of Directors of the Disease Management Association of America (DMAA) and Chair of an NQF Technical Advisory Panel - four key national groups focusing on quality measurement and improvement. Dr. Nash was also named as a finalist in the 15th Annual Discover Awards for Innovation in Public Health by Discover magazine. In 1995, he was awarded the Latiolais ("Lay-shee-o-lay") Prize by the Academy of Managed Care Pharmacy for his leadership in disease management and pharmacoeconomics. Currently, he is Editor-in-Chief of four major national journals including P&T, Disease Management, Biotechnology Healthcare and the American Journal of Medical Quality. Dr. Nash received his BA in economics (Phi Beta Kappa) from Vassar College in 1977; his MD from the University of Rochester School of Medicine and Dentistry in 1981; and his MBA in Health Administration (with honors) from the Wharton School at the University of Pennsylvania in 1986. While at Penn, he was a former Robert Wood Johnson Foundation Clinical Scholar and Medical Director of a nine physician faculty group practice in general internal medicine.

                                BOARD COMMITTEES

Our Audit Committee consists of Phillip Gross, as Chairman, and Dr. Rhonda B. Friedman and Harris Kaplan. Our Compensation Committee consists of Harris Kaplan, as Chairman, and Douglas Watson and Phillip Gross. Our Nominating and Corporate Governance Committee consists of Harris Kaplan, as Chairman, and Douglas Watson.

The Company also has two informal committees of the Board including the Sales and Marketing Committee chaired by Douglas Watson and the Scientific Advisory Committee Chaired by Rhonda Friedman.

Audit Committee Charter

Our board of directors acted as the audit committee until August 2004 when such committee was formally elected and adopted its charter for the audit committee.

Audit Committee Report

Review with Management

The Audit Committee has reviewed and discussed with management the Company's audited financial statements as of and for the fiscal year ended December 31, 2005.

Review and Discussions with Independent Public Accountants

The Audit Committee has discussed with Bagell, Josephs & Company, LLC, the Company's independent accountants, the matters required to be discussed by SAS 61.

Receipt, Review and Discussions of Disclosures and Letter from the Independent Public Accountants

The Committee has received all written disclosures and the letter of the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with the independent accountants their independence.

Recommendation of the Audit Committee

Based on the review and discussions referred to in this Audit Committee Report, the Audit Committee recommended that the Company's audited financial statements as of and for the fiscal year ended December 31, 2005 be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for filing with the SEC.

Respectfully submitted,
The Audit Committee of the Board of Directors of InforMedix Holdings, Inc. Phillip J. Gross, CPA, Chairman
Harris Kaplan, Member
Dr. Rhonda B. Friedman, Member

Meetings of the Board of Directors and its Committees

Our board of directors held eight formal meetings and took action by written consent in lieu of a meeting on three occasions during our fiscal year ended December 31, 2005. Each member of our board of directors attended, in person or telephonically, at least 75% of the eight formal meetings of our board held during our 2005 fiscal year.

Our Compensation Committee held two formal meetings during our fiscal year ended December 31, 2005. Each committee member attended, in person or telephonically, the two meetings held by the Compensation Committee during our 2005 fiscal year.

Director Compensation

The Compensation Committee has determined that directors shall be compensated for their services on the Board of Directors with options. On January 24, 2005, the Board unanimously passed a resolution that each director shall receive a grant of 270,000 options, exercisable at $.30 per share, vesting over a three year period at a rate of 7,500 options per month subject to the approval of the 2005 Board of Director Stock Option Plan by the shareholders. The 2005 Board of Directors Stock Option Plan was approved by the shareholders on March 14, 2006. In addition, the four independent directors that had served on the Board but had not been compensated for the period August 2002 through December 2004, received a grant of 75,000 fully vested options exercisable at $.30 per share. We reimburse our directors for their reasonable expenses incurred in attending meetings of our board.

Stockholder Communications with Directors

Stockholders wishing to communicate to our board, other than to submit proposals for action at meetings of our stockholders pursuant to SEC Rule 14a-8, should do so in writing, addressed to "Corporate Secretary" at InforMedix Holdings, Inc., Georgetowne Park, 5880 Hubbard Drive, Rockville, MD 20852-4821. The envelope delivering such written communications should be marked "Stockholder Communication."

All stockholder communications received by the Company's Corporate Secretary will be delivered to one or more members of the Board of Directors, or, in the case of communications sent to an individual director, to such director.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2005, except that: Phillip J. Gross, and Bruce S. Morra, each filed a Form 5 reporting Options issued for services rendered as a director of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal years ended December 31, 2005, 2004 and 2003 by those persons who served as chief executive officer during our 2005 fiscal year and each of our other executive officers who earned compensation in excess of $100,000 during such years.

Summary Compensation Table (1)

                                 Annual Compensation Compensation                 Long-Term
                                                                                    Shares
     Name and                                                                     Underlying         All Other
Principal Position                    Year          Salary           Bonus         Options         Compensation (1)
------------------                    ----          ------           -----        ----------       ----------------
Bruce Kehr, CEO                       2005        $ 105,000(2)           0          890,000                0
Bruce Kehr, CEO                       2004        $ 102,075(2)           0        1,650,000                0
Bruce Kehr, CEO                       2003        $  78,210(2)           0          387,426                0
Arthur T. Healey, CFO                 2005        $ 129,375              0          150,000                0
Arthur T. Healey, CFO                 2004        $ 145,846              0          187,500                0
Davison R. Dulin, Senior VP           2005        $ 151,750              0          100,000                0
Davison R. Dulin, Senior VP           2004        $ 156,216              0          900,000                0
Michael P. Gavin, VP                  2005        $ 155,372              0          175,000                0
Michael P. Gavin, VP                  2004        $ 154,500              0          400,000                0

(1) These compensation figures do not include the cost of benefits, including healthcare benefits, all of which does not exceed the lesser of $50,000 or 10% of such person's annual salary and bonus for the subject fiscal year.

(2) Dr. Kehr was to be paid a base salary of $200,000, however, as the Company was unable to pay his full base salary in cash it was paid partially in stock. On October 15, 2003, Dr. Kehr reduced his base salary to $100,000 until the Company receives $2 million in equity financing. In July 2005, the Compensation Committee agreed to increase Dr. Kehr's salary to $225,000 effective January 1, 2006. See "Employment Agreements" below.

(3) Includes 116,366 shares issued upon conversion of options granted in connection with the August 14, 2002 merger between InforMedix, Inc. and IFAC, Inc.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options to the Named Executive Officers in during 2005:

                   Number of Shares      Percent of Total Options
                  Underlying Options     Granted to Employees in      Exercise Price   Expiration        Grant
     Name              Granted                 Fiscal Year              Per Share         Date            Date
     ----              -------                 -----------              ---------      ----------      ---------
Bruce A. Kehr          440,000                    14.1%                    $.30         1/23/2015      1/24/2015

Bruce A. Kehr          450,000                    14.4%                    $.15         8/23/2015      8/24/2005

Arthur T. Healey       150,000                     4.8%                    $.30         1/23/2015      1/24/2005

Davison R. Dulin       100,000                     3.2%                    $.30         1/23/2015      1/24/2005

Michael P. Gavin       175,000                     5.6%                    $.30         1/23/2015      1/24/2005

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table summarizes for the Named Executive Officers the total number of shares acquired upon exercise of options during the fiscal year ended December 31, 2005, and the value realized (fair market value at the time of exercise less exercise price), the total number of unexercised options, if any, held at December 31, 2005, and the aggregate dollar value of in-the-money, unexercised options, held at December 31, 2005. The value of the unexercised, in-the-money options at December 31, 2005, is the difference between their exercise or base price, and the fair market value of the underlying common stock on December 31, 2005, which was less than the exercise of all options included in the table. The closing bid price of our common stock on December 31, 2005 was $.18.

                                                 Number of Securities              Value of Unexercised
                   Shares    Acquired Upon      Underlying Unexercised                 In-The-Money
                  Exercise    of Options              Options at                        Options at
                   During    Fiscal 2004           December 31, 2005                December 31, 2005
Name               Number   Value Realized   Exercisable     Unexercisable    Exercisable    Unexercisable
----               ------   --------------   -----------     -------------    -----------    -------------
Bruce A. Kehr        0            0           1,224,544        1,615,456          -0-           13,500
Arthur T. Healy      0            0             214,425          235,575          -0-             -0-
Davison R. Dulin     0            0             225,000          775,000          -0-             -0-
Michael P. Gavin     0            0             280,302          444,698          -0-             -0-

LONG TERM INCENTIVE PLANS--AWARDS IN THE LAST FISCAL YEAR

The following table summarizes for each Named Executive Officer each award under any long term incentive plan for the year ended December 31, 2005:

                                             Estimated Future Payouts under non-stock price
                                             based plans
         Number of       Performance or
         shares, units   other period
         or other        until maturation    Threshold         Target            Maximum
Name     rights          or payout           $( or #)          $( or #)          $( or #)
----     ------          ---------           --------          --------          --------
None

Employment Agreements

InforMedix, Inc. entered into an employment agreement with Bruce A. Kehr, MD, Chairman and Chief Executive Officer on January 1, 2000 which was amended and restated on July 1, 2004. The term of such employment agreement shall continue until June 30, 2007. During the term of the agreement Dr. Kehr may continue to oversee the business operations of Contemporary Psychiatric Services Inc. and may continue to provide treatment to patients for up to 15 hours per week provided these activities do not prevent or impair Dr. Kehr's performance under the employment agreement. Dr. Kehr's base salary is $100,000 increasing to $225,000 when InforMedix obtains cumulative cash receipts of $2 million from sales, royalties, license fees or other income (collectively "Revenues"), or InforMedix obtains gross proceeds of at least $2 million from an equity offering. His base salary shall be subject to annual increases subject to approval by the Compensation Committee of our board of directors. In July 2005, the Compensation Committee agreed to increase Dr. Kehr's salary to $225,000 effective January 1, 2006. He also will be entitled to an annual bonus at the discretion of the Compensation Committee of our board of directors. He agreed to convert $21,000 of accrued but unpaid salary into units identical to those of the Equity Offering, consisting of 58,892 shares of Common stock 58,892 Class A Warrants and 58,892 Class B Warrants to purchase 58,892 and 29,446 shares, respectively. Dr. Kehr shall be entitled to two bonuses of $40,000 each when InforMedix obtains $1 million and $2 million of Revenues. Dr. Kehr shall also be entitled to two bonuses of $17,500 each when InforMedix (a) successfully completes a test of the Company's Med-e-Monitor by a major pharmaceutical company and (b) executes an agreement for use of the Med-e-Monitor in a clinical drug trial for which InforMedix receives compensation. Dr. Kehr received $17,500 in January 2005 when the Company received written confirmation of successful completion of a pilot test.

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

InforMedix has entered into an Employment Agreement with Arthur Healey as Chief Financial Officer and General Counsel. The agreement is for three years effective July 1, 2003. Mr. Healey's salary is $150,000 plus a bonus of up to 20% of salary based on milestones to be determined. Mr. Healey received stock options to purchase 112,500 shares of Common Stock at $1.00 per share in 2003 and stock options to receive an additional 114,100 shares of Common Stock, at $.32 per share in 2004, with vesting to occur over three years based on milestones established by the Compensation Committee. Mr. Healey also agreed to receive one-half of this compensation in cash and the other half in stock options for the first five months of his employment agreement. If there is greater than a 50% change in control all issued but unvested options shall vest immediately. Effective March 23, 2006, Mr. Healey ceased serving as CFO of the Company although he retained responsibility as CFO to complete the filing of the Company's Form 10-KSB for the year ended December 31, 2005. The Company agreed to pay Mr. Healey four months severance pay plus accrued vacation time. In addition, all of Mr. Healey's 450,000 options became 100% vested and exercisable for three years from the date of termination.

InforMedix entered into an Employment Agreement with Davison R. Dulin as of February 15, 2004. The agreement provides that Mr. Dulin shall serve as Vice President of Sales and Marketing. Mr. Dulin is employed "at will" at an annual base salary of $162,000 per year. He is entitled to a quarterly performance bonus in an amount equal to 4% of actual cash collected from customer accounts for which he is directly responsible during the quarter up to targeted cash collections of $2,000,000 for the year ending December 31, 2004. During the year ending December 31, 2004, the minimum quarterly bonus that Mr. Dulin shall receive is Five Thousand $(5,000) Dollars which will serve as an offset against all performance bonuses in 2004. In the event that InforMedix collects cash in excess of $2,000,000 in the year ending December 31, 2004, he shall be entitled a discretionary bonus in an amount to be determined by the Compensation Committee of our Board of Directors of the Company. Until such time as InforMedix establishes a health plan for employees, InforMedix has agreed to reimburse Mr. Dulin on a monthly basis for the cost of his paying for his personal health insurance through his existing health plan.

2003 Stock Incentive Plan

The Company has adopted the 2003 Stock Incentive Plan (the "2003 Plan") in order to motivate participants by means of stock options and restricted shares to achieve InforMedix's long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success. The 2003 Plan provides for the grant of any combination of stock options to purchase shares of Common Stock or restricted stock to our directors, officers, employees and consultants and those of our subsidiaries. The 2003 Plan which is administered by the Compensation Committee of our Board of Directors (presently comprised of Harris Kaplan (chair), Douglas Watson and Phillip Gross), currently authorizes the issuance of a maximum of 1,250,000 shares of Common Stock, which may be authorized and unissued shares or treasury shares. The stock options granted under the 2003 Plan shall be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code ("ISO's"), or non-qualified stock options ("NQSO's"). Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. If any award under the 2003 Plan terminates, expires unexercised, or is cancelled, the shares of Common Stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of December 31, 2005, 659,375 shares of Common Stock are issuable upon exercise of options granted under the 2003 Plan to the four officers of the Company. The remaining 590,625 options have been granted. The 2003 Plan will terminate on February 6, 2013.

2004 Equity Incentive Plan

Our board of directors adopted the InforMedix Holdings, Inc. 2004 Equity Incentive Plan (the "2004 Plan") and our stockholders approved the 2004 plan on October 20, 2004. We established the 2004 Plan to incentivize and retain key management personnel to grow our company and increase stockholder value. Under the 2004 Plan, we may issue stock options, or restricted stock. Options are issued to our management, and then vest based upon performance milestones achieved, as determined by the Compensation Committee of our Board of Directors. Awards to our board of directors and advisory board vest based upon their longevity of service to our Company. The 2004 Plan authorized the issuance of 4,200,000 stock options of which 4,197,109 have been granted to date of which 1,319,505 are exercisable as of December 31, 2005.

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

Board of Directors 2005 Stock Option Plan

Our board of directors adopted the InforMedix Holdings, Inc. Board of Directors 2005 Stock Option Plan (the "BOD Plan") in January 2005, and the plan received stockholder approval on March 14, 2006. We established the BOD Plan to incentivize and retain independent directors to contribute materially to the long-term success of the Company. Under the BOD Plan, we may issue NQSO's to our directors. Awards to our board of directors are determined by the Compensation Committee of our Board of Directors. The following five independent directors were each granted NQSO's to purchase 270,000 shares of Common Stock on January 24, 2005: Douglas Watson, Harris Kaplan, Rhonda Friedman, Phillip Gross and Robert Rubin. Bruce Morra was granted 270,000 options during the year ended December 31, 2005. These options vest monthly at a rate of 7,500 per month for 36 months.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of 38,718,827 shares of our common stock outstanding, as of March 31, 2006 by:

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

                                                                                           Percentage of
                                                                  Amount and Nature of      Beneficially
Name of Stockholder                                                 Shares Ownership          Owned (1)
-------------------                                                 ----------------          ---------
Bruce A. Kehr                                                         3,331,992(2)              8.6%
Davison R. Dulin                                                        250,000(3)                *
Arthur T. Healey                                                        304,425(4)                *
P. Michael Gavin                                                        326,726(5)                *
Rhonda B. Friedman                                                      255,164(6)(7)             *
Harris Kaplan                                                           384,946(6)(7)             *
Phillip J. Gross                                                        212,000(7)(8)             *
Douglas G. Watson                                                       332,316(6)(7)             *
Bruce S. Morra                                                           22,500(9)                *
David Nash                                                                  -0-                   *
Irving G. Snyder, Jr                                                  2,933,800(10)             7.6%
P.O. Box 367 45.32 State Road 14 Stevenson, WA 98684
All executive officers and directors as a group (10 persons)          5,421,069                14.0%

* Less than 1% of the issued and outstanding shares.

(1) Does not include shares of Common Stock currently issuable upon: (i) exercise of 200,000 Common Stock Purchase Warrants, to purchase 400,000 shares at $2.50 per share which had been issued in connection with the Hunapu, Inc. initial public offering; (ii) exercise of warrants to purchase an aggregate of 2,646,000 shares of Common Stock issued in connection with loans to the Company;
(iii) exercise of 1,250,000 stock options issued under the Company's 2003 Stock Incentive Plan, of which 659,375 of these options are vested and 590,625 options will vest over the next four years; (iv) exercise of 4,200,000 stock options issuable under the Company's 2004 Equity Incentive Plan, of which 4,197,109 options have been granted and 1,319,505 options are vested; (v) exercise of 660,640 stock options granted outside of the Company's plan; (vi) Warrants to purchase 4,688,846 shares of Common Stock issued in connection with equity financings; and (vii) exercise of 2,000,000 stock options issuable under the Company's Board of Directors Stock Option Plan, of which 1,764,000 options have been granted and 628,500 options are vested.

(2) Includes 1,444,544 shares issuable upon exercise of presently-exercisable stock options and 101,838 shares issuable upon exercise of warrants issued in exchange for accrued and unpaid compensation. Does not include 1,395,456 shares of Common Stock issuable upon exercise of options not currently exercisable.

(3) Includes 250,000 shares issuable upon exercise of presently exercisable stock options. Does not include 750,000 shares issuable upon exercise of options not currently exercisable.

(4) Includes 264,425 shares issuable upon exercise of presently-exercisable stock options. Does not include 185,575 shares of Common Stock issuable upon exercise of options not currently exercisable.

(5) Includes 324,052 shares issuable upon exercise of presently-exercisable warrants and options. Does not include 400,948 shares of Common Stock issuable upon exercise of options not currently exercisable.

(6) Includes 75,000 shares issuable upon exercise of presently-exercisable options.

(7) Includes 105,000 shares issuable upon exercise of presently-exercisable options, but excludes the 165,000 shares issuable upon exercise of options not currently exercisable.

(8) Includes 96,000 shares issuable upon exercise of presently-exercisable options. Does not include 48,000 shares issuable upon exercise of warrants not currently exercisable.

(9) Includes 22,500 shares issuable upon exercise of presently-exercisable options. Does not include 247,500 shares issuable upon exercise of warrants not currently exercisable.

(10) Includes warrants to purchase 400,000 shares of Common Stock issued in connection with loans to the Company, warrants to purchase 1,520,280 shares issuable upon exercise of Class A and Class B Warrants issued in connection with equity financings.

Item 12. Certain Relationships and Related Transactions

The employment agreements we entered into with each of Bruce Kehr, Arthur Healy and Davison Dulin are discussed in the "Employments" subsection set forth previously in this Report.

On December 21, 2005, the Company borrowed an aggregate $15,000 from Douglas Watson and $10,000 from Phillip Gross, two of Company's six Directors. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 25,000 shares at $.15 per share.

On July 26, 2005, the Company borrowed an aggregate $6,000 from the six Directors on the Company's Board of Directors at the time including, Rhonda Friedman, Harris Kaplan, Douglas Watson, Phillip Gross, Robert Rubin, and Bruce Kehr. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 6,000 shares at $.15 per share.

P. Michael Gavin, Vice President of Research and Development of InforMedix, received $112,503 in consulting fees or other cash compensation in 2003, $154,500 in 2004 and $155,372 in 2005. Mr. Gavin is an independent contractor and received all compensation through Somerset Consulting LLC.

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

      10.1 Employment Agreement dated January 1, 2000 between InforMedix Inc. and Bruce A. Kehr, as amended on February 5, 2001. (2)

      10.2 Employment Agreement dated January 18, 2001 between InforMedix Inc. and Janet Campbell. (2)

      10.3 Employment Agreement dated as of February 15, 2004, between InforMedix, Inc. and Davison R. Dulin. (4)

      10.4 Employment Agreement dated as of October 23, 2003, between InforMedix, Inc. and Arthur Healey.(4)

      10.5 Lease dated March 1, 2003, by and between Augusto Tono and InforMedix Inc. (2)

      10.6 Placement Agent Agreement dated as of August 21, 2003, by and between InforMedix Holdings, Inc. and Meyers Associates, L.P.
                  (4)

      10.7 Amendment No. 1 to Employment Agreement between Bruce A. Kehr and InforMedix, Inc. dated as of February 5, 2001. (4)

      10.8 Amendment No. 2 to Employment Agreement between Bruce A. Kehr and InforMedix, Inc. dated October 2003. (4)

      10.9 Amendment No. 1 to Employment Agreement between Janet Campbell and InforMedix, Inc. dated as of October 15, 2003. (4)

      10.10 Security and Loan Agreement (without exhibits) between InforMedix Acquisition Corp., InforMedix, Inc. and Irving G. Snyder, Jr., and Secured Convertible Promissory Note in the principal amount of $750,000 and Warrant to Purchase Shares issued to Irving Snyder, each dated as of April 9, 2003.(4)

      10.11 Letter Agreement between InforMedix Acquisition Corp., InforMedix, Inc. and Irving Snyder dated October 16, 2003. (4)

      10.12       Form of Warrant Exchange Agreement dated December 22, 2004 (6)

      10.13 Form of Placement Agent Warrant Exchange Agreement dated February 16, 2005 (6)

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

(5) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 333-112726)

(6) Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 33-123237)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our independent auditors, Bagell, Josephs & Company LLC, for each of our last two fiscal years are as follows:

                                                   2005        2004
                                                 -------     -------

            Audit Fees .....................     $17,500     $17,500

            Audit-Related Fees .............     $     0     $     0

            Tax Fees .......................     $     0     $     0

            All Other Fees .................     $10,500     $10,500

The fees labeled as All Other Fees above constitute interim reviewed financial statements. Prior to the engagement of Bagell, Josephs & Company LLC, our audit committee considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our audit committee recommended to our board of directors that Bagell, Josephs & Company LLC be engaged to audit our consolidated financial statements for our fiscal year ending December 31, 2005.

                            INFORMEDIX HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                            INFORMEDIX HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page(s)
                                                                        -------

Report of Independent Registered Public Accounting Firm                       2

Consolidated Balance Sheets as of December 31, 2005 and 2004                  3

Consolidated Statements of Operations for the Years Ended
   December 31, 2005 and 2004                                                 4

Consolidated Statement of Changes in Stockholders' Equity
   (Deficit) for the Years ended December 31, 2005 and 2004                   5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2005 and 2004                                             6 - 7

Notes to Consolidated Financial Statements                               8 - 32

                            INFORMEDIX HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
InforMedix Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheets of InforMedix Holdings, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InforMedix Holdings, Inc., as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/S/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Gibbsboro, New Jersey

March 28, 2006

                            INFORMEDIX HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                     ASSETS
                                     ------

                                                                        2005              2004
                                                                    ------------      ------------
Current Assets:
  Cash and cash equivalents                                         $     15,432      $     95,146
  Accounts receivable                                                     19,550            19,000
  Inventory                                                              186,600           208,791
  Prepaid expenses and other current assets                                5,910            25,330
                                                                    ------------      ------------

    Total Current Assets                                                 227,492           348,267
                                                                    ------------      ------------

  Fixed assets, net of depreciation                                      143,302           102,489
                                                                    ------------      ------------

Other Assets:
  Deferred loan costs - net                                              114,014                --
                                                                    ------------      ------------

TOTAL ASSETS                                                        $    484,808      $    450,756
                                                                    ============      ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

LIABILITIES
Current Liabilities:

  Notes payable - net                                               $    816,301      $         --
  Accounts payable and accrued expenses                                  723,541           317,530
                                                                    ------------------------------

      Total Current Liabilities                                        1,539,842           317,530
                                                                    ------------      ------------

      Total Liabilities                                                1,539,842           317,530
                                                                    ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized
    0 shares issued and outstanding                                           --                --
  Common stock, $.001 Par Value; 80,000,000 shares authorized
   38,718,827 and 25,032,136 shares issued and outstanding                38,719            25,032
  Additional paid-in capital - Common Stock                           17,057,743        16,342,923
  Additional paid-in capital - Warrants                                   95,180                --
  Additional paid-in capital - Warrants Beneficial Conversion             12,160                --
  Unearned Compensation                                                  (38,488)               --
  Accumulated deficit                                                (18,220,348)      (16,234,729)
                                                                    ------------      ------------

      Total Stockholders' Equity (Deficit)                            (1,055,034)          133,226
                                                                    ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $    484,808      $    450,756
                                                                    ============      ============

    The accompanying notes are an integral part of the consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                        2005              2004
                                                    ------------      ------------
OPERATING REVENUES
  Sales                                             $     21,550      $     28,750

DIRECT COSTS                                              12,613             5,499
                                                    ------------      ------------

GROSS PROFIT                                               8,937            23,251
                                                    ------------      ------------

OPERATING EXPENSES
   Compensation expense                                  643,689           580,308
   Research and development                              431,316           534,596
   Selling, general and administrative expenses          761,171         1,164,691
   Depreciation and amortization                          63,724            16,433
                                                    ------------      ------------
       Total Operating Expenses                        1,899,900         2,296,028
                                                    ------------      ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                    (1,890,963)       (2,272,777)

OTHER INCOME (EXPENSE)
   Interest income                                             4             7,043
   Interest expense                                      (94,660)           (8,633)
                                                    ------------      ------------
       Total Other Income (Expense)                      (94,656)           (1,590)
                                                    ------------      ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            (1,985,619)       (2,274,367)
Provision for Income Taxes                                    --                --
                                                    ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                $ (1,985,619)     $ (2,274,367)
                                                    ============      ============

NET LOSS PER BASIC AND DILUTED SHARES               $      (0.05)     $      (0.10)
                                                    ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                36,291,714        22,828,502
                                                    ============      ============

    The accompanying notes are an integral part of the consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                Additional
                                                                      Common Stock               Paid - In       Additional
Description                                                     Shares           Amount           Capital      PIC (Warrants)
-----------                                                  ------------     ------------     ------------    --------------
Balance, January 1, 2004                                       16,585,780     $     16,585     $ 13,768,028     $         --

Shares issued for accounts payable and accrued interest           281,050              282          151,203

Shares issued in connection with equity financing, net          6,093,412            6,093        1,906,930

Shares issued for services and compensation                       644,361              644          372,072

Shares issued for cash and warrant exchange                     1,239,543            1,240           99,760

Shares issued for cash                                            187,990              188           44,930

Net loss for the year
                                                             ------------     ------------     ------------     ------------

Balance, December 31, 2004                                     25,032,136           25,032       16,342,923               --

Shares issued for services and compensation                       511,883              512          103,891

Shares issued for cash and warrant exchange                    12,424,808           12,425          471,429

Unearned Compensation

Shares issued in connection with debt financing                   750,000              750          139,500

Warrants issued in connection with debt financing                                                                     95,180

Warrants issued in connection with beneficial conversion                                                              12,160

Net loss for the year                                                  --               --
                                                             ------------     ------------     ------------     ------------

Balance, December 31, 2005                                     38,718,827     $     38,719     $ 17,057,743     $    107,340
                                                             ================================================================

                                                               Unearned        Accumulated
Description                                                  Compensation         Deficit            Total
-----------                                                  ------------      ------------      ------------
Balance, January 1, 2004                                     $         --      $(13,960,362)     $   (175,749)

Shares issued for accounts payable and accrued interest                                               151,485

Shares issued in connection with equity financing, net                                              1,913,023

Shares issued for services and compensation                                                           372,716

Shares issued for cash and warrant exchange                                                           101,000

Shares issued for cash                                                                                 45,118

Net loss for the year                                                            (2,274,367)       (2,274,367)
                                                             ------------      ------------      ------------

Balance, December 31, 2004                                             --       (16,234,729)          133,226

Shares issued for services and compensation                                                           104,403

Shares issued for cash and warrant exchange                                                           483,854

Unearned Compensation                                             (38,488)                            (38,488)

Shares issued in connection with debt financing                                                       140,250

Warrants issued in connection with debt financing                                                      95,180

Warrants issued in connection with beneficial conversion                                               12,160

Net loss for the year                                                            (1,985,619)       (1,985,619)
                                                             ------------      ------------      ------------

Balance, December 31, 2005                                   $    (38,488)     $(18,220,348)       (1,055,034)
                                                             ================================================

    The accompanying notes are an integral part of the consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                      2005             2004
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                     $(1,985,619)     $(2,274,367)
                                                                  -----------      -----------
   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities

     Depreciation                                                      21,106           16,433
    Amortization of Discount on Notes Payable                          57,141               --
     Amortization - Other                                              42,618               --
     Common stock issued for compensation and services                104,403          372,716

  Changes in assets and liabilities
     (Increase) in accounts receivable                                   (550)         (19,000)
     (Increase) in inventory                                          (39,730)        (105,591)
     (Increase) decrease in prepaid expenses and other assets          19,420          (20,920)
     (Decrease) in amounts due escrow agent                                --         (126,000)
     (Decrease) in liability for stock to be issued                        --         (200,279)
     Increase in accounts payable and
       and accrued expenses                                           383,143          255,076
                                                                  -----------      -----------
     Total adjustments                                                587,551          172,435
                                                                  -----------      -----------

     Net cash (used in) operating activities                       (1,398,068)      (2,101,932)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Deferred loan costs                                               (171,500)              --
   Acquisition of fixed assets                                             --         (100,238)
                                                                  -----------      -----------

      Net cash (used in) investing activities                        (171,500)        (100,238)
                                                                  -----------      -----------

    The accompanying notes are an integral part of the consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                         2005             2004
                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances                             $   483,854      $ 2,059,142
    Proceeds from notes payable - other                                1,006,000               --
    Payments of notes payable                                                 --         (220,094)
                                                                     -----------      -----------

       Net cash provided by financing activities                       1,489,854        1,839,048
                                                                     -----------      -----------

NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                            (79,714)        (363,122)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                     95,146          458,268
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                              $    15,432      $    95,146
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                 $        --      $     8,633
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  ACTIVITIES:

   Common stock issued in connection with debt financing             $   140,250      $        --
                                                                     ===========      ===========

   Conversion of accrued interest to common stock                    $        --      $    15,000
                                                                     ===========      ===========

   Conversion of notes payable to common stock                       $        --      $   158,775
                                                                     ===========      ===========

   Conversion of capital leases payable to common stock              $        --      $    28,560
                                                                     ===========      ===========

   Common stock issued for accounts payable and accrued expenses     $        --      $   151,485
                                                                     ===========      ===========

   Reclassification of inventory to fixed assets                     $    61,920      $        --
                                                                     ===========      ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION

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

            Pursuant to the Agreement, Hunapu acquired Acquisition Corp., subject to specified conditions and terms set forth in the Agreement. The consideration paid by Hunapu for its acquisition of Acquisition Corp. consisted of the issuance of 7,451,000 shares of Hunapu common stock, inclusive of 112,500 shares that were issued to InforMedix debt holders in conversion of their notes to equity, for the net assets of Acquisition Corp. Simultaneously, with the acquisition of the issuance of the 7,451,000 shares of stock, Hunapu cancelled 5,545,000 shares of stock issued to its former chief executive officer.

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

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

            InforMedix merged with and into IFAC, pursuant to a share exchange agreement dated August 14, 2002. According to the agreement, InforMedix became the surviving company post merger and sole wholly-owned subsidiary of Acquisition Corp.

            InforMedix's stockholders received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix's stock surrendered pursuant to the terms of the agreement. Acquisition Corp.'s sole business activity has been to hold the stock of InforMedix and to merge with and into Hunapu, Inc. InforMedix remains the only operational segment of InforMedix Holdings, Inc. at December 31, 2005.

            Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio development, research and development, management and technical staff recruiting, acquiring operating assets, raising capital, strategic partnering, and positioning the Med-eMonitor System for sale in the disease management and clinical trial markets. InforMedix has begun to generate small amounts of revenue through the sale of its Med-eMonitor System to academic research centers and commercial customers.

            Prior to January 1, 2004, InforMedix was classified as a development stage company.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The consolidated financial statements include the accounts of InforMedix Holdings and its subsidiary for the years ended December 31, 2005 and 2004. All significant inter-company accounts and transactions have been eliminated in consolidation.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

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

            Intellectual Property Assets

            The Company owns 15 issued U.S. and Foreign and 13 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Two of the 15 patents have expired as of December 31, 2005. Under present accounting principles generally accepted in the United States of America, and FASB 142, the Company has expensed the costs incurred in obtaining its patents and has not reflected the value of these patents on its consolidated balance sheets as of December 31, 2005 and 2004.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

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

            Research and Development

            Research and development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 13 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and Beta products of its Med-eMonitor device, the development of software to monitor patient data, remotely program the device, manage communications and connectivity between the device and database via the Internet, and to develop a customer website interface. Research and development costs are expensed as incurred. Research and development costs are $431,316 and $534,596 for the years ended December 31, 2005 and 2004, respectively.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Income Taxes

            The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2005 and 2004, respectively.

            Advertising

            Costs of advertising are expensed as incurred. Advertising costs were $11,754 and $23,155 for the years ended December 31, 2005 and 2004, respectively.

            Reclassifications

            Certain amounts in the 2004 consolidated financial statements were reclassified to conform to the 2005 presentation. The reclassifications resulted in no changes to the net loss for the year ended December 31, 2004.

            (Loss) Per Share of Common Stock

            Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2005 and 2004 when the Company reported a loss because to do so would be anti-dilutive. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (Loss) Per Share of Common Stock (Continued)

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                December 31,       December 31,
                                                    2005               2004
                                                ------------       ------------

            Net Loss                            $ (1,985,619)      $ (2,274,367)
                                                ------------       ------------

            Weighted-average common shares
              outstanding (Basic)                 36,291,714         22,828,502

            Weighted-average common stock
              equivalents:
                Stock options                             --                 --
                Warrants                                  --                 --
                                                ------------       ------------

            Weighted-average common shares
              outstanding (Diluted)               36,291,714         22,828,502
                                                ============       ============

            There were 56,930,503 and 62,181,939 common stock equivalents available at December 31, 2005 and 2004, respectively.

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

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Stock-Based Compensation (Continued)

            The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period begins in the period in which the options were granted. No employee stock options were exercised during the years ended December 31, 2005 and 2004, and accordingly, no employee stock options were expensed.

            The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

      Inventory

            Inventory consists of the direct cost of component parts to be used in the manufacture of Med-eMonitor units, plus the in-process direct labor costs incurred to assemble the units. The Company values the inventory at the lower of cost (first-in, first-out basis) or market. When the units are fully assembled, Costs are reclassified to fix assets and depreciated over the useful life of the assets. Approximately 250 units have been placed in service and have been reclassified to fixed assets as of December 31, 2005, as the Company holds title to all units placed into service. This conversion amounted to $61,920.

      Discount on Notes Payable

            A discount on notes payable has been recorded by the Company with respect to various promissory notes issued during the year ended December 31, 2005. The promissory notes were each issued pursuant to

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Discount on Notes Payable (continued)

            private placements of units and the Promissory Notes are described in Footnote 5. The amount of the discount was calculated by subtracting the fair market value of the warrants or shares of common stock included in the units issued pursuant to the terms of the private placement. The discount is being amortized over the life of the respective promissory notes and recorded as interest expense. The Company recognized $57,141 and $-0- of interest expense related to the amortization of discount on notes payable for the years ended December 31, 2005 and 2004, respectively.

      Deferred Loan Costs

            Deferred loan costs are comprised of expenses incurred in connection with the issuance of promissory notes and include investment banking and legal fees. These costs are capitalized and amortized over the life of the respective promissory notes issued. The amortized amounts are reflected as depreciation and amortization in the accompanying Consolidated Statements of Operations in the period of amortization. The Company recognized $42,618 and $-0- of amortization expense related to the amortization of deferred loan costs for the years ended December 31, 2005 and 2004, respectively.

      Recent Accounting Pronouncements

            In December 2005, the Financial Accounting Standards Board (the "FASB") issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment", "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified perspective" transition method as defined in FAS 123R. Under the modified perspective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of the adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is currently evaluating the impact of FAS 123R on its' results of operations and its financial position.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements (Continued)

            In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or its financial position.

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

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements (Continued)

            On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." The adoption of FAS No. 141 did not have an effect on the Company's results of operations or its financial position.

            This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required.

            In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002. The adoption of FAS No. 142 did not have an effect on the Company's results of operations or its financial position.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 3-     FIXED ASSETS

            Fixed assets consist of the following at December 31, 2005 and 2004:

                                                     2005         2004
                                                   --------     --------
            Office and manufacturing equipment     $ 38,457     $ 38,457
            Med-eMonitor Units                      103,200       41,280
            Computer equipment and software          97,830       97,830
            Equipment under capital leases           45,622       45,622
                                                   --------     --------
                                                    285,107      223,189
            Less:  accumulated depreciation         141,805      120,700
                                                   --------     --------
            Net book value                         $143,302     $102,489
                                                   ========     ========

            Depreciation expense for the years ended December 31, 2005 and 2004 was $21,106 and $16,433, respectively. Included in that amount are $-0- and $9,609 of amortization expense of equipment under capital leases for the years ended December 31, 2005 and 2004, respectively.

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

            Interest expense pertaining to this note was $-0- and $3,424 for the years ended December 31, 2005 and 2004, respectively.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 5-     NOTES PAYABLE - OTHER

            On December 21, 2005, the Company borrowed an aggregate $25,000 from two of its six Directors on the Company's Board of Directors. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 25,000 shares at $.15 per share.

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

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 5-     NOTES PAYABLE - OTHER (CONTINUED)

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

            On August 31, 2003 and September 10, 2003, the Company entered into six promissory notes with individuals obtained through the Company's investment banker Meyers Associates, L.P. These individuals loaned $400,000 collectively to the Company in notes that were to mature on August 31, 2004. The notes accrued interest at a rate of 10% annually. These amounts funded were part of the financing that Meyers Associates, L.P. raised for the Company. Of the $400,000 loaned to InforMedix, the Company repaid $100,000 and converted into equity the remaining $300,000 of notes payable in the first phase of equity financing completed on December 2, 2003.

NOTE 6-     OBLIGATIONS UNDER CAPITAL LEASE

            The Company is the lessee of computer and other equipment under capital leases. These leases are personally guaranteed by one of the shareholders of InforMedix, for which he previously received shares of stock. As part of an agreement for receiving shares of common stock, a shareholder has assumed this liability, and made all the payments on the lease agreements. This lease has been paid in full as of December 31, 2005.

NOTE 7-     OPERATING LEASE

            Effective March 2004, the Company signed a one year lease agreement for $2,408 per month. The Company continues to make lease payments on a month to month basis at a rate of $2,408 per month.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

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

            At December 31, 2005, deferred tax assets consist of the following:

            Deferred tax assets           $ 6,195,000
            Less: valuation allowance      (6,195,000)
                                          -----------

            Net deferred tax assets       $    -0-
                                          ===========

            At December 31, 2005, the Company had accumulated deficits in the approximate amount of $18,220,348 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 9-     EQUITY FINANCING (CONTINUED)

            As of March 4, 2004, the Company had received $5,000,000 in gross proceeds in four separate closings. The Company received net proceeds of $2,916,242 after deducting $752,659 expenses paid in connection with the offering, $675,000 Notes Payable converted into equity pursuant to the terms of the offering, and $656,099 Notes Payable repaid from proceeds of the offering. The equity was used by the Company to fund additional product development and commence the national sales and marketing of the Med-eMonitor System.

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

            On December 30, 2004, the Company completed its first closing pursuant to PPM2 whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 cash, 1,364,874 Class A Warrants, and 1,364,874 Class B Warrants.

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

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 9-     EQUITY FINANCING (CONTINUED)

            In March 2005, three of the Company's Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 in cash, 166,054 Class A warrants, and 166,054 Class B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

            On February 16, 2005, The Company issued a third private placement memorandum (PPM3) offering its investment banker and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants can exchange them for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanges all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black Scholes.

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

NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT)

            Common Stock

            As of December 31, 2005, the Company has 80,000,000 shares of common stock authorized and 38,718,827 shares issued and outstanding.

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

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

            Common Stock (Continued)

            For the year ended December 31, 2005, the Company issued 7,731,802 shares pursuant to PPM2, 4,542,199 shares pursuant to PPM3, 511,883 shares to vendors and consultants in exchange for services rendered, 750,000 shares in connection with debt financings, and 150,807 to three independent Board Members pursuant to the terms in PPM2.

            Preferred Stock

            InforMedix Holdings, Inc. also had authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock have been issued by the Company as of December 31, 2005.

            Stock Options

            In April 2003, upon the merger transaction, the Company's Board of Directors approved the Company's 2003 Stock Incentive Plan (the "2003 Plan"). The Plan has 1,250,000 shares of common stock available for issuance. Awards are to be based on performance criteria approved by the Company's Compensation Committee of the Board of Directors. As of December 31, 2005 and 2004, the Company had granted all 1,250,000 options to employees, officers and key members of the management team of the Company. The granted options are scheduled to vest over a period of four years based on criteria established by the Compensation Committee.

            In January 2004, the Company's Board of Directors granted certain employees, officers and key members of the management team of the Company an aggregate of 696,720 stock options outside of the 2003 Plan as compensation for services performed during the year ended 2003 in lieu of cash compensation that would have otherwise been due and payable.

            In September 2004, the Company's Board of Directors adopted the InforMedix Holdings, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The Plan has 4,200,000 shares of common stock available for issuance. Awards will be based on performance criteria approved by the Company's Compensation Committee. As of December 31, 2005 and 2004, the

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            Stock Options (Continued)

            Company has awarded 4,197,109 and 3,182,109 options to employees, officers, directors and key members of the management team of the Company, respectively. The granted options are scheduled to vest over a period of four years based on criteria established by the Compensation Committee.

            On January 24, 2005, the Company adopted the InforMedix Holdings, Inc. 2005 Board of Directors Stock Option Plan (the "2005 Plan"). The Plan has 2,000,000 shares of common stock available for issuance to members of the Board of Directors. Any awards will be based on performance criteria, approved by the Company's compensation committee. The 2005 Plan is subject to the approval of the stockholders. As of December 31, 2005, the Company has awarded 1,764,000 options to Members of the Board of Directors of the Company. These options are scheduled to vest over a period of three years based on criteria established by the Compensation Committee.

            Under the Black-Scholes option-pricing model, the total value of the stock options granted in 2005 and 2004 is charged to operations as these options are fully vested. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. The following tables summarize the activity of the Company's aggregate stock option plans:

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            Stock Options (Continued)

                                                               Year Ended
                                                           December 31, 2005
                                                      ----------------------------
                                                                        Weighted-
                                                                         average
                                                       Number of        exercise
                                                        Options           price
                                                      -----------      -----------
            Outstanding - beginning of period
             (vesting over 3 years)                   $ 5,092,749      $       .49
            Granted below fair value
            Granted at fair value (vesting over 4
             years)                                     3,115,080              .27
            Converted                                           -0-
            Cancelled                                    (300,000)            1.00
                                                      -----------      -----------

            Outstanding - end of period               $ 7,907,829              .39
                                                      ===========      ===========

            Exercisable at end of period:               2,675,600              .52
                                                      ===========      ===========

                                                               Year Ended
                                                           December 31, 2004
                                                      ----------------------------
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
                                                      ===========      ===========

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            Stock Options (Continued)

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

            If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

                                                                          Year Ended December 31,
                                                                       ----------------------------
                                                                           2005             2004
                                                                       -----------      -----------
            Net loss:
              As reported                                              $(1,985,619)     $(2,274,367)
              Total stock-based employee compensation
                 expense determined under fair value based
                 method for all awards, net of related tax effects        (278,439)        (179,858)
                                                                       -----------      -----------
               Pro forma                                               $(2,264,058)     $(2,454,225)
                                                                       ===========      ===========
            Net loss per share:
                As reported:
                   Basic                                               $     (0.05)     $     (0.10)
                   Diluted                                                   (0.05)           (0.10)
                Pro forma:
                   Basic                                                     (0.06)           (0.11)
                   Diluted                                                   (0.06)           (0.11)

      Warrants

      During the year ended December 31, 2005, the Company issued warrants exercisable into 144,000 shares of common stock to a Board Member pursuant to a consulting agreement entered into with the Company, warrants exercisable into 987,500 shares of common stock issued to Noteholders pursuant to various private placements of debt securities, and warrants exercisable into 98,750 shares of common stock to consultants pursuant to consulting agreements. In addition, the Company cancelled warrants exercisable into 22,864,127 shares of common stock that were surrendered by equity investors pursuant to the terms of PPM2 and PPM3, and warrants exercisable into 249,081 shares of common stock issued to Board Members pursuant to PPM2. This resulted in warrants outstanding exercisable into an aggregate total of 10,272,847 as December 31, 2005.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            Warrants (Continued)

      The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate 3%, dividend yield 0%, volatility 80% and expected life of five years. During the year ended December 31, 2004, the company issued additional warrants exercisable into 15,936,741 shares of common stock to equity investors pursuant to the terms of PPM1, warrants exercisable into 336,575 shares of common stock to various Board Members pursuant to the terms of PPM1, and warrants exercisable into 197,500 to various individuals pursuant to consulting agreements entered into with the Company. In addition, the Company cancelled warrants exercisable into 2,047,310 shares of common stock that were surrendered by equity investors pursuant to the terms of PPM2. This resulted in warrants outstanding exercisable into an aggregate total of 32,057,055 as December 31, 2004.

      As of December 31, 2003, there were warrants exercisable into 400,000 shares of common stock issued to former shareholders of Hunapu, Inc., warrants exercisable into 2,805,303 shares of common stock issued to various Noteholders and or service providers to the Company, and warrants exercisable into 14,428,247 shares of common stock issued to equity investors pursuant to the terms of PPM1. The Company has the following warrants outstanding:

                                                                   Year Ended
                                                                  December 31,
          Exercise                                        ---------------------------
            Price             Expiration Date                2005             2004
          --------            ---------------             -----------     -----------
            $2.50     February 2006                           400,000         400,000
            $2.00     August, 2008                             25,000          25,000
            $ .50     August, 2008                             50,000          50,000
            $3.00     August, 2008                            387,500         387,500
            $ .60     November, 2008                          150,000         150,000
            $0.37     December 2008                         1,040,000       1,040,000
            $0.37     December 2008 to March, 2009             46,419       4,083,929
            $0.44     December 2008 to March, 2009          3,635,159      16,186,236
            $0.56     December 2008 to March, 2009          1,817,579       8,093,118
            $0.44     April 2009                              126,460         292,515
            $0.56     April 2009                               63,230         146,257
            $3.00     October 2008                                -0-         377,500
            $ .60     June 2010                             1,150,000         575,000
            $1.50     October 2008                                -0-         166,667
            $ .60     October 2008                            250,000          83,333
            $ .15     June 2010 to Oct. 2010                  987,500             -0-
            $ .15     August 2010                               6,000             -0-
            $ .30     September 2010                          144,000             -0-
            $ .15     Dec. 2010                                25,000             -0-
                                                          -----------     -----------

                                                           10,303,847      32,057,055
                                                          ===========     ===========
                      Weighted average exercise price     $      0.63     $      0.56
                                                          ===========     ===========

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 11-    COMMITMENTS AND CONTINGENCIES

            Employment Agreements

            The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the years ended December 31, 2005 and 2004, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options and warrants in lieu of cash for a portion of the services rendered.

            Consulting Agreements

            On August 14, 2003, the Company entered into a consulting agreement with Meyers Associates, L.P. for Meyers Associates to provide consulting services related to corporate finance and other financial service matters. The agreement was terminated during the year ended 2005. For these services, Meyers Associates, was paid $7,500 per month.

            On June 22, 2004, the Company entered into a consulting agreement with Duncan Capital for Duncan to provide consulting services related to corporate finance and other financial service matters. The agreement was terminated during the year ended 2005. For these services, Duncan was paid $5,000 per month.

            On December 5, 2005, the Company entered into a consulting agreement with Dawson James Securities, Inc. ("Dawson James") for Dawson James to provide consulting services related to corporate finance and other financial service matters. For these services, Dawson James will receive $3,000 per month for through November 2006. In addition, Dawson James was granted a thirty six month right of first refusal with respect to any public or private sale of securities of the Company to be made by the Company or any of its affiliates subject to the Company's existing agreement with Meyers Associates.

            The Company is party to other consulting agreements with various third parties for sales consulting, strategic consulting, hardware and software development, and the manufacture of Med-eMonitor devices.

NOTE 12-    GOING CONCERN

            As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the years ended December 31, 2005 and 2004.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 12-    GOING CONCERN (Continued)

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

            In December 2005, the Company retained Dawson James Securities, Inc. as financial advisor/consultant in connection with the Company's private placement agreement (PPM4) to raise a minimum $1,000,000 and a maximum $4,800,000. As of March 28, 2006, the Company raised $1,983,000 pursuant to this offering. The proceeds of this raise will be used for working capital purposes to accelerate the Company's sales and marketing, business development, and other corporate activities.

            In December 2004, the Company retained Meyers Associates, LP ("Meyers") as financial advisor/consultant in connection with the Company's private placement warrant exchange agreement (PPM2) to raise a maximum $1,000,000. As of March 8, 2005, the Company successfully completed the offering closing on $731,000. The proceeds of this raise have been used for working capital purposes to accelerate the Company's sales and marketing, business development, and other corporate activities.

            During 2003 the Company retained Meyers Associates, L.P. ("Meyers"), to assist the Company in raising capital through a private placement agreement (PPM1) to raise a minimum of $2,000,000 and a maximum of $5,000,000. As of March 4, 2004, the Company had successfully closed on the $5,000,000 maximum amount. The proceeds of this raise have been used for working capital purposes to accelerate the Company's sales and marketing, business development, and other corporate activities.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 12-    GOING CONCERN (Continued)

            With the completion of the various private placements of equity securities, the Company has intensified its efforts in the development and production of its product. Additionally, with the increased cash flow from operations, the Company believes that it will not rely as heavily upon the issuance of stock as consideration for compensation and services rendered. In the past few years, the stock issuances for services and compensation had contributed to the large deficits.

            The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 13-    PATENTS

            The Company has been successful in securing 15 issued U.S. and Foreign patents pertaining to devices and methods to prompt and record patient information, including the Med-eMonitor System. The Company believes, as a result of an independent valuation of its patents, that it owns the "pioneer" patent portfolio in medication compliance and patient monitoring, as its patents have been cited as prior art in over 154 issued patents. In addition, there are 13 pending U.S. and Foreign patents. Two of the 15 issued patents have expired as of December 31, 2005. The cost in obtaining these patents has been expensed as a research and development expense by the Company in the year that the costs pertained to in accordance with SOP 98-1.

NOTE 14-    SUBSEQUENT EVENTS

            On January 27, 2006, the Company completed the first closing pursuant to its Confidential Private Placement Memorandum dated December 5, 2005 ("PPM4"), relating to the private offering of not less than 100 and not more than 480 Units, each Unit consisting of one share of Series A Preferred Stock with a Stated Value of $10,000 per share, convertible into 62,500 shares of common stock at $.16 per share, one Series A-1 Warrant exercisable for 31,250 shares of common stock at an exercise price of $0.24 per share and one Series A-2 Warrant exercisable for 31,250 shares of common stock at an exercise price of $0.32 per share (the "Offering"). The Company issued 138 Units in exchange for $1,165,000 cash and the conversion of notes payable totaling $215,000, all pursuant to this partial closing. Of the cash received, $415,000 was used to repay notes payable described in Note 5.

                            INFORMEDIX HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 14-    SUBSEQUENT EVENTS (Continued)

            On March 28, 2006, the Company completed the second closing pursuant to PPM4. The Company issued 60.3 Units in exchange for $553,000 cash and the conversion of notes payable totaling $50,000, all pursuant to this partial closing. Of the cash received, $175,000 has been used to repay notes payable described in Note 5.

            On January 27, 2006, the Company exercised its right to purchase back the right of first refusal granted to Meyers Associates with respect to future equity financings for $100,000.

            On February 24, 2006, the Company entered into a consulting agreement with Equity Communications for the provision of investor relations services. According to the terms of the agreement, Equity Communications will be paid $6,000 per month for twelve months and will receive an nonqualified option to purchase 759,569 shares of common stock at an exercise price of $.20 per share.

            On March 14, 2006, the Company held its Annual Meeting of the Stockholders. The Stockholders approved an increase in the number of authorized shares of Common Stock from 80,000,000 to 200,000,000. Also at this meeting, the shareholders ratified the adoption of the 2005 Board of Director's Stock Option Plan described in Note 10.

      On April 12, 2006, InforMedix, Inc. a wholly-owned subsidiary of the Registrant, entered into a Trial Program Agreement (the "Agreement") with a major home security company with a strategic initiative to expand into healthcare monitoring (The "Home Security Company") to provide InforMedix' Med-eMonitor System for remote monitoring and communication of health care information to a chronically ill population integrated with the Home Security Company's monitoring services in a Trial Program.

      The Med-eMonitor System is comprised of the InforMedix Med-eMonitorTM device that is provided to patients for remote monitoring of medication and care plan adherence by healthcare professionals through the use of the InforMedix Programs. The Programs provide for specific health care needs through the use of content that is delivered through the device and InforMedix Applications which allow healthcare professionals to manage and monitor patients and access daily data relating to the patients over a secure Internet site.

      Under the terms of the Agreement, InforMedix will lease its Med-eMonitor System to the Home Security Company for use in monitoring patients' medication and care plan adherence, and will provide training, technology integration into the Home Security Company's call center software, and other support services for the Program.

      The program will include up to 300 patients monitored for a period of 6 months.

      The financial and other terms of the Agreement are subject to a Bidirectional Non-disclosure Agreement signed by the Home Security Company and InforMedix, Inc.

      Each party may terminate the Agreement, sending written notice to the other party: (i) If there exists a material breach by the other party of any material term or condition of this Agreement that such breaching party fails to correct within thirty (30) days following written notice from the non-breaching party specifying the breach; or (ii) Specifying a "Termination for Convenience"; such a termination will be effective thirty (30) days from receipt of notice. Upon termination or expiration of this Agreement, all leases and licenses granted to the Home Security Company under the Agreement will terminate, and the Home Security Company will return, at the Home Security Company 's expense, all devices to InforMedix. If the Home Security Company terminates this Agreement for convenience pursuant to this section, the fees payable to InforMedix as set forth in Exhibit B of the Agreement are payable in milestones ("Milestone Payment"), and the Home Security Company shall pay to InforMedix all fees owed to InforMedix prior to the effective date of termination.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INFORMEDIX HOLDINGS, INC.


      Date: April 17, 2005                  By: /s/ Bruce A. Kehr
            ------------------------            --------------------------------
                                            Bruce A. Kehr
                                            Chief Executive Officer


      Date: April 17, 2005                  By: /s/ Arthur T. Healey
            ------------------------            --------------------------------
                                            Arthur T. Healey
                                            Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                            Chairman of the Board and
/s/ Bruce A. Kehr           Chief Executive Officer
------------------------       (Principal Executive        April 17, 2005
Bruce A. Kehr                  Officer)


/s/ Arthur T. Healey        Chief Financial Officer
------------------------       (Principal Financial
Arthur T. Healey               Officer)                    April 17, 2005


/s/ Rhonda B. Friedman
------------------------             Director              April 17, 2005
Rhonda B. Friedman, Sc.D



------------------------             Director
      Harris Kaplan


/s/ Phillip J. Gross
------------------------             Director              April 17, 2005
    Phillip J. Gross


/s/ Douglas G. Watson
------------------------             Director              April 17, 2005
     Douglas G. Watson



------------------------             Director
     Bruce S. Morra



------------------------             Director
     David N. Nash

                            INFORMEDIX HOLDINGS, INC.

                      Annual Report on Form 10-KSB for the
                          Year Ended December 31, 2005

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
-----------        -------------------------------------------------------------
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