Form 10QSB
period 2006-03-31
INFORMEDIX HOLDINGS INC
filed 2006-05-22
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2006

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 38,718,827 shares of the registrant's common stock, par value $.001 per share, outstanding as of May 22, 2006.

Transitional Small Business Disclosure Format (Check One):   Yes: [ ]  No: [X]

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                           Period Ended March 31, 2006

                                Table of Contents

                                                                            Page
PART I .  FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet as of March 31, 2006 (Unaudited) .....1
   Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited)...............................2
   Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)...............................3
   Notes to Condensed Consolidated Financial Statements (Unaudited)...........4
Item 2.  Management's Discussion and Analysis or Plan of Operation............29
Item 3.  Controls and Procedures..............................................39

PART II .  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................40
Item 2.  Changes in Securities................................................40
Item 3.  Defaults Upon Senior Securities......................................41
Item 4.  Submission of Matters to a Vote of Security Holders..................41
Item 5.  Other Information....................................................42
Item 6.  Exhibits ............................................................42

SIGNATURES....................................................................43
EXHIBIT INDEX.................................................................44

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            INFORMEDIX HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                  (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                        $    281,418
  Accounts receivable                                                     7,787
  Inventory                                                             259,916
  Prepaid expenses and other current assets                             107,739
                                                                   ------------

Total Current Assets                                                    656,860

Fixed assets, net of depreciation                                       131,814
Other Assets:
Deferred loan costs - net                                                26,843
                                                                   ------------

TOTAL ASSETS                                                       $    815,517
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Current Liabilities:
  Notes payable - net                                              $    336,194
  Accounts payable and accrued expenses                                 655,493
                                                                   ------------

      Total Current Liabilities                                         991,687
                                                                   ------------

      Total Liabilities                                                 991,687
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 4,500,000 shares authorized
198.3 shares issued and outstanding                                        --
Common stock, $.001 Par Value; 200,000,000 shares authorized
38,718,827 shares issued and outstanding                                 38,719
Additional paid-in capital                                           19,659,222
Discount on preferred stock                                          (1,161,989)
Common stock to be issued                                               568,650
Unearnd compensation                                                    (32,509)
Accumulated deficit                                                 (19,248,263)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                             (176,170)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $    815,517
                                                                   ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)

                                                       2006            2005
                                                   ------------    ------------

OPERATING REVENUES
  Sales, net of allowances                         $      4,627    $      9,000

COST OF SALES                                             1,808            --
                                                   ------------    ------------

GROSS PROFIT                                              2,819           9,000
                                                   ------------    ------------

OPERATING EXPENSES
   Compensation expense                                 416,837         220,170
   Research and development                              66,132          59,678
   Selling, general and administrative expenses         295,665         250,853
   Depreciation and amortization                         98,659           5,277
                                                   ------------    ------------
       Total Operating Expenses                         877,293         535,978
                                                   ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (874,474)       (526,978)

OTHER INCOME (EXPENSE)
   Interest income                                         --              --
   Interest expense                                    (153,441)           --
                                                   ------------    ------------
       Total Other Income (Expense)                    (153,441)           --
                                                   ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES           (1,027,915)       (526,978)
Provision for Income Taxes                                 --              --
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                  1,027,915)       (526,978)

NET LOSS PER BASIC AND DILUTED SHARES              $      (0.03)   $      (0.02)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               40,028,422      29,172,742
                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           INFORMEDIX HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (UNAUDITED)

                                                                                 2006            2005
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $(1,027,915)   $  (526,978)
                                                                              -----------    -----------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities
     Depreciation and amortization                                                 11,488          5,277
     Amortization of discount on notes payable                                    134,893           --
     Amortization of deferred loan costs                                           87,171           --
     Stock option expense - employees                                             147,531           --
     Stock option and warrant expense - consultants                                19,493           --
     Common stock issued and to be issued for compensation and services            13,323         10,559

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                    11,763         (5,000)
     (Increase) in inventory                                                      (73,315)        (1,938)
     (Increase) decrease in prepaid expenses and other assets                     (14,708)         7,081
     (Decrease) in amounts due escrow agent                                          --             --
     Increase (decrease) in accounts payable and
       and accrued expenses                                                       (68,048)        56,262
                                                                              -----------    -----------
     Total adjustments                                                            269,591         72,241
                                                                              -----------    -----------
     Net cash (used in) operating activities                                     (758,324)      (454,737)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                                      --             --
                                                                              -----------    -----------
      Net cash (used in) investing activities                                        --             --
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from common stock issuances - net                                  1,374,310        487,372
    Payments of notes payable                                                    (350,000)          --
                                                                              -----------    -----------

       Net cash provided by financing activities                                1,024,310        487,372
                                                                              -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         265,986         32,635

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                            15,432         95,146
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $   281,418    $   127,781
                                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
Interest expense                                                              $    19,601    $      --
                                                                              ===========    ===========
Income taxes                                                                  $      --      $      --
                                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Common stock issued or to be issued for services and compensation             $    13,323    $    10,559
                                                                              ===========    ===========
Unrecognized expense of warrants
and options pursuant to consulting services agreements                        $    87,121    $      --
                                                                              ===========    ===========

Stock option and warrant expense pursuant to consulting services agreements   $    19,493    $      --
                                                                              ===========    ===========

Expense related to employee stock options                                     $   147,531    $      --
                                                                              ===========    ===========

Conversion of notes payable to common stock                                   $   265,000    $      --
                                                                              ===========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain all the information included in the Company's annual consolidated statements and notes. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                  On May 8, 2003, InforMedix Acquisition Corp. ("Acquisition Corp.") merged with and into Hunapu Inc. ("Hunapu") pursuant to the Agreement and Plan of Reorganization dated February 7, 2003 (the "Agreement"). Hunapu was the surviving entity and subsequently changed its name to InforMedix Holdings, Inc.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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

                  Since its inception, InforMedix has devoted substantially all of its efforts to business planning, patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-eMonitor System to academic research centers and commercial customers.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

                  The Company has recently raised $1,983,000 through March 31, 2006 (including a conversion of notes payable totaling $265,000), pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, and before deductions for costs and investment banker fees. Prior to January 1, 2004, InforMedix was classified as a development stage company.


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Principles of Consolidation

                  The condensed consolidated financial statements include the accounts of InforMedix Holdings and its subsidiary for the three months ended March 31, 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                  Currently the Company maintains cash and cash equivalent balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006, the Company had $246,214 in cash deposits at this institution that exceeded the $100,000 insured limit.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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

                  Intellectual Property Assets

                  The Company owns 15 issued U.S. and Foreign and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Two of the 15 patents have expired as of March 31, 2006. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its condensed consolidated balance sheet at March 31, 2006.

                  Internal Use Software Costs

                  Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force
                  (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three months ended March 31, 2006 and 2005 have been expensed as research and development.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Start-up Costs

                  In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expensed all costs incurred in connection with the start-up and organization of the Company.

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

                  Advertising

                  The cost of advertising is expensed as incurred. Advertising costs were $-0- and $-0- for the three months ended March 31, 2006 and 2005, respectively.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  (Loss) Per Share of Common Stock

                  Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2006 and 2005 when the Company reported a loss because to do so would be anti-dilutive for periods presented.

                  The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor System, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor System.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                    March 31,        March 31,
                                                      2006             2005
                                                  ------------     ------------
Net Loss applicable to common shares              $ (1,027,915)    $   (526,978)

Weighted-average common shares                      40,028,422       29,172,742
Outstanding (Basic)


Weighted-average common stock equivalents:
  Convertible preferred shares                            --               --
  Stock  options                                          --               --
  Warrants                                                --               --
                                                  ------------     ------------
Weighted-average common shares
Outstanding (Diluted)                               40,028,422       29,172,742
                                                  ============     ============

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  (Loss) Per Share of Common Stock (Continued)

                  The Company presently has 8,704,898 and 6,857,749 options, and 22,391,597 and 9,152,421 warrants outstanding as of March 31, 2006 and 2005, respectively. In addition, the Company presently has 12,393,750 common shares reserved for issuance related to 198.3 Preferred Shares issued and outstanding at March 31, 2006.

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

                  Stock-Based Compensation

                  Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in the "Compensation" line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Stock-Based Compensation (Continued)

                  Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. In certain cases the Company granted stock options at an exercise price less than the market price on the date of grant, and accordingly compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R) (none of which was recorded in the three months ending March 31, 2005).

                  SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the period ending March 31 prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

                                                                 2006               2005
                                                            ---------------- --------------
           Net loss applicable to common shares,
               as reported                                  $    (1,027,915) $    (526,978)
           Add stock based compensation expense
               included in reported net loss                        147,531               --
           Less total stock-based employee
               compensation expense determined under
               the fair-value based method for all awards          (147,531)      (155,791)
                                                            ---------------- --------------
         Pro forma net loss                                 $    (1,027,915) $    (682,769)
                                                            ================ ==============

         Net loss per common share (basic and diluted):
         Reported                                           $         (0.03) $       (0.02)
                                                            ================ ==============
         Pro forma                                          $         (0.03) $       (0.02)
                                                            ================ ==============

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------

                  Stock-Based Compensation (Continued)

                  For purposes of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model using the information for the following range of assumptions for the three months ended March 31, 2006 and 2005 respectively:

                                                    2006                2005
                                                    --------            ----
         Fair value of options granted                $.19       $.19 - $.38
         Expected dividend yield                        --%               -- %
         Risk-free interest rate at grant date        5.50%     3.25% - 5.00%
         Expected stock price volatility            100.75%    59.54%-111.51%
         Expected option lives (years)                10.0        3.0 - 10.0

                  The following summarizes the stock option activity for the three months ended March 31, 2006:

                                                                       Weighted            Weighted
                                                                        Average             Average
                                                                       Exercise           Contractual
                                                     Shares              Price               Terms
                                                  --------------    --------------      ----------------
Outstanding, December 31, 2005                         7,907,829    $        0.39
Options granted                                        1,099,569    $        0.20
Options reinstated                                            --               --
Options exercised                                             --               --
Options forfeited or expired                            (302,500)   $       (0.30)
                                                  --------------    ---------------     ================
Outstanding March 31, 2006                             8,704,898    $        0.36                  7.82
                                                  ==============    ===============     ================
Options exercisable, March 31, 2006                    3,822,300    $        0.49                  7.36
                                                  ==============    ===============     ================

As of March 31, 2006 there are unrecognized compensation costs of approximately $813,000 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 10 1/2 months.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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

                  Inventory

                  Inventory consists of a) Med-eMonitor units that have been developed, but not yet placed in service and/or b) work and materials-in process for the Med-eMonitor units that are under current development. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

                  Discount on Notes Payable

                  A discount on notes payable has been recorded by the Company with respect to various promissory notes issued during the year ended December 31, 2005. The promissory notes, which were each issued pursuant to private placements of units, are more fully described in Note 4. The amount of the discount was calculated by subtracting the fair market value of the warrants or shares of common stock included in the units issued pursuant to the terms of the private placement. The discount is being amortized over the life of the respective promissory notes and recorded as interest expense, but the balance of which is accelerated in the event respective notes are converted to equity and/or paid off in advance of the expected life of the promissory note. The Company recognized $134,893 and $-0- of interest expense related to the amortization of discount on notes payable for the three months ended March 31, 2006 and 2005, respectively.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Deferred Loan Costs

                  Deferred loan costs are comprised of expenses incurred in connection with the issuance of promissory notes and include investment banking and legal fees. The discount is being amortized over the life of the respective promissory notes and recorded as depreciation and amortization, but the balance of which is accelerated in the event respective notes are converted to equity and/or paid off in advance of the expected life of the promissory note. The Company recognized $87,171 and $-0- of amortization expense related to the amortization of deferred loan costs for the three months ended March 31, 2006 and 2005, respectively.

                  Recent Accounting Pronouncements


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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncements (Continued)

                  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position or results of operations.

                  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncements (Continued)

                  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 3-           FIXED ASSETS

                  Fixed assets consist of the following at March 31, 2006:


                  Office and manufacturing equipment        $   38,455
                  Med-eMonitor Units                           103,200
                  Computer equipment and software               97,830
                  Equipment under capital leases                45,622
                                                            ----------
                                                               285,107
                  Less:  accumulated depreciation              153,293
                                                            ----------
                  Net book value                            $  131,814
                                                            ==========

                  Depreciation expense for the three months ended March 31, 2006 and 2005 was $11,488 and $5,277, respectively. There is no amortization expense of equipment under capital leases in either of the three months ended March 31, 2006 and 2005, respectively.

NOTE 4-           NOTES PAYABLE

                  On June 6, June 18, and June 28, 2005, the Company entered into various short-term promissory notes payable ("Bridge Notes") with various individuals pursuant to a private offering arranged by the Company's placement agent Meyers Associates, L.P. ("Meyers"). These individuals loaned $230,000 collectively to the Company in notes that were to mature June 30, 2006. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable into 230,000 shares at $.15 per share. During the three months ending March 31, 2006, notes totaling $100,000, together with $7,932 of accrued interest thereon, were repaid. As of March 31, 2006, notes totaling $130,000 remain unpaid.

                  On July 26, 2005, the Company borrowed an aggregate $6,000 from the six Directors on the Company's Board of Directors. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 6,000 shares at $.15 per share. As of March 31, 2006, all of these notes remain unpaid.

                  On August 5, 2005, the Company entered into a promissory note and warrant agreement with an existing shareholder pursuant to a private placement offering made directly by the Company without the assistance of its placement agent. The accredited investor loaned $175,000 to the Company pursuant to a note scheduled to mature on August 5, 2006. The note accrues interest at a rate of 10% annually. In addition, the investor received warrants exercisable into 175,000 shares at $.15 per share. The Note, which was secured with a pledge of accounts receivable, inventory, and common stock, was repaid, together with accrued interest of $8,507, during the three months ending March 31, 2006.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 4-           NOTES PAYABLE
                  (CONTINUED)

                  On August 18, 2005, August 24, 2005, and September 9, 2005, the Company closed on three separate promissory note and stock purchase agreements with existing shareholders pursuant to a private placement offering arranged by Meyers. The investors loaned $125,000, $75,000 and $50,000 to the Company pursuant to promissory notes maturing on August 18, 2006, August 24, 2006, and September 9, 2006, respectively. The notes accrue interest at a rate of 10% annually. In addition, Meyers was issued 375,000, 225,000, and 150,000 shares of common stock as "replacement shares" to reimburse Meyers at 150% of the registered shares it transferred to the investors pursuant to the stock purchase agreements. During the three months ending March 31, 2006, the $75,000 note (principal only) was converted into 7.5 shares of the Company's preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 7), and the $50,000 note (together with accrued interest thereon of $2,740) was repaid. Subsequent to March 31, 2006, the note for $125,000, together with accrued interest thereon totaling $8,576, was also repaid.

                  On October 5, 2005, October 13, 2005 and October 27, 2005, the Company entered into various short term promissory notes payable ("Bridge Notes") with various individuals pursuant to a private offering arranged by the Company's new placement agent Dawson James Securities, Inc. (the "Placement Agent" or "Dawson James"). These individuals loaned $320,000 collectively to the Company in notes that mature on October 5, 2006, October 13, 2006 and October 27, 2006, respectively. The notes accrue interest at a rate of 10% annually. In addition, the investors received warrants exercisable into an aggregate of 320,000 common shares at $.15 per share. During the three months ending March 31, 2006, notes totaling $190,000 (principal only) were converted into 19.0 shares of the Company's preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 7).

                  On December 21, 2005, the Company borrowed an aggregate of $25,000 from two of its six Directors on the Company's Board of Directors. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 25,000 common shares at $.15 per share. During the three months ending March 31, 2006, both notes aggregating $25,000, together with accrued interest thereon of $422, were repaid.

                  Interest expense accrued on the face value pursuant to the above notes was $18,264 and $-0- for the three months ended March 31, 2006 and 2005, respectively. An additional amount of discount on notes payable was also recognized amounting to $134,893 and $-0- for the comparable periods, respectively.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 5-           OPERATING LEASE

                  Effective March 2004, the Company signed a one year lease agreement for $2,408 per month. The Company continues to make lease payments on a month to month basis at a rate of $2,408 per month.


NOTE 6-           PROVISION FOR INCOME TAXES

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

                  At March 31, 2006, deferred tax assets consisted of the following:

                  Deferred tax assets                $   6,544,409
                  Less:  valuation allowance            (6,544,409)
                                                     -------------
                  Net deferred tax assets            $         -0-
                                                     =============

                  At March 31, 2006, the Company had accumulated deficits in the amount of $19,248,263, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 7-           EQUITY FINANCING

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 7-           EQUITY FINANCING
                  (CONTINUED)

                  In March 2005, three of the Company's Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 in cash, 166,054 Class A warrants, and 166,054 Class B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

                  On February 16, 2005, The Company issued a third private placement memorandum (PPM3) offering its investment banker and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants were able to exchange them for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanges all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black- Scholes method for valuing derivative securities.

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

                  During the quarter ended March 31, 2006, and pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, the Company completed the sale of an aggregate of $1,983,000 of Units consisting of Series A Preferred Stock, with a stated value of $10,000 per share and Series A-1 Warrants and Series A-2 Warrants. Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock, with a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and initially convertible into 62,500 shares of Common Stock at $.16 per share (the "Conversion Price") at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 executive trading days.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 7-           EQUITY FINANCING
                  (CONTINUED)

                  Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants"). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only exercises. The Warrants are subject to redemption commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days. If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange there Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

                  On January 26, 2006, the Company completed the sale of $1,380,000 of Units, consisting of 116.5 Units representing $1,165,000 principal amount in cash plus $215,000 principal amount of cancelled notes payable representing payment in full for 21.5 Units. The Placement Agent received 10% sales commissions on the Units sold for cash or $116,500, and an additional 3% non-accountable expense allowance payment of $34,950.

                  On March 27, 2006, the Company completed the sale of $603,000 of Units, consisting of 55.3 Units representing $553,000 principal amount in cash plus $50,000 principal amount of cancelled notes payable representing payment in full for 5.0 Units. The Placement Agent received 10% sales commission on the Units sold for cash or $55,300, and an additional 3% non-accountable expense allowance payment of $16,590.

                  The Placement Agent will also be issued 2,684,375 shares of common stock as additional compensation for the sale of the Units for $1,958,000 cash, as described above. The value of these additional common shares, amounting to $565,562, has been recorded as of March 31, 2006 as an additional cost charge to "Additional paid-in capital," with an offsetting credit to "Common stock to be issued." Upon the issuance of these common shares, the related values will be transferred from "Common stock to be issued" to "Common stock" and "Additional paid-in capital."

                  These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities continued to be offered. The securities offered have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 8-           STOCKHOLDERS' EQUITY (DEFICIT)

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

                  On December 7, 2005, the Company's Board of Directors approved a resolution to increase the number of authorized common shares from 80,000,000 to 200,000,000 effective as of March 14, 2006.

                  For the period May 8, 2003 through December 31, 2004, the Company issued 13,513,596 shares pursuant to PPM1, 1,239,543 shares pursuant to PPM2, 925,411 shares in exchange for services rendered by vendors of the Company, and 187,990 shares in exchange for the conversion of Notes Payable.

                  For the year ended December 31 2005, the Company issued 7,731,802 shares pursuant to PPM2, 4,542,199 shares pursuant to PPM3, 511,883 shares to consultants and vendors in exchange for services rendered, 750,000 shares in connection with debt financings and 150,807 to three independent Board Members pursuant to the terms in PPM2.

                  For the three months ended March 31, 2006, the Company is obligated to issue up to 2,686,856 shares, of which 2,684,375 shares represent additional consideration to the Placement Agent as related to the issuance of 171.8 shares of preferred stock pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 7). These common shares to be issued have been incorporated in the Company's "weighted average number of common shares outstanding" for the three months ending March 31, 2006.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 8-           STOCKHOLDERS' EQUITY (DEFICIT)
                  (CONTINUED)

                  Preferred Stock

                  InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock had been issued by the Company as of December 31, 2005.

                  Pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 7), the Company has issued 198.3 shares of preferred stock (including 26.5 such shares issued pursuant to the conversion of $265,000 of promissory notes) during the three months ending March 31, 2006.

                  Each share of preferred stock is initially convertible into 62,500 shares of common stock, at an initial conversion price of $.16 per underlying common share, or 12,393,750 shares of common stock in the aggregate.

                  The fair market value of each of the three elements of the Units sold, namely the share of preferred stock, together with the A-1 and A-2 Warrants, each exercisable into 31,250 shares of common stock at $.24 and $.32, respectively, was calculated using the Black-Scholes method, utilizing the following additional assumptions:

                     Fair value price - $.17 to $.23
                     Expected dividend yield (preferred stock element only) - 8% Risk-free interest rate - 5.25% to 5.5%
                     Expected stock price volatility - 68.39% to 81.16%
                     Expected instrument lives - 5 years

                  The resulting values were allocated pro rata to the three elements of the Units, and of the $1,983,000 in gross proceeds received during the three months ended March 31, 2006, $608,417 and $553,572 was accordingly credited to "Additional paid-in capital" for the A-1 and A-2 Warrants, respectively ($1,161,989 in total) and charged to "Discount of preferred stock."

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 8-           STOCKHOLDERS' EQUITY (DEFICIT)
                  (CONTINUED)

                  Preferred Stock (Continued)

                  The "Additional paid-in capital" resulting from the $1,983,000 gross proceeds from the issuance of 198.3 Units, netted to $1,073,747, after deducting a) cash costs of $223,340 for commission and unaccountable expense allowance paid to the Placement Agent; b) $565,562 as additional cost attributable to the fair value of the 2,684,375 shares of common stock to be issued as additional fees to the Placement Agent or their assigns; c) $100,000 to buy-out the Meyers investment banking contract; and d) $20,350 in miscellaneous out-of-pocket costs.

NOTE 9-           COMMITMENTS AND CONTINGENCIES

                  Employment Agreements

                  The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in compensation expense for the three months ended March 31, 2006 and 2005, respectively. Historically, the Company has been unable to pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

                  During the three months ended March 31, 2006, the Company entered into a termination agreement with its former CFO, which included among other things a four-month continuation of salary payout totaling $50,000 plus employer taxes, payments to be made on a pro rata basis during the subsequent period April - July, 2006. Accordingly, and as of March 31, 2006, the Company has recorded a severance accrual totaling $53,824, which has been charged to the "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 9-           COMMITMENTS AND CONTINGENCIES
                  (CONTINUED)

                  Consulting Agreements

                  On December 5, 2005, the Company entered into a consulting agreement with Dawson James for the provision of consulting services related to corporate finance and other financial service matters. For these services, Dawson James will receive $3,000 per month through November 2006. In addition, Dawson James was granted a thirty-six month right of first refusal with respect to any public or private sale of securities of the Company to be made by the Company or any of its affiliates, which is no longer subject to the Company's prior agreement with Meyers. The latter agreement with Meyers was effectively terminated when the Company exercised a buy-out option for $100,000 during the three months ending March 31, 2006, which amount was accordingly charged to "Additional paid-in capital" as an additional offering cost.

                  In January 2006 the Company entered into a consulting agreement with Bruce Morra, one of its six members of the Board of Directors, in connection with strategic business development matters. The term of the engagement is for one year, retroactive to December 7, 2005. Compensation consists of a warrant to purchase 144,000 shares of the Company's common stock at an exercise price of $.19, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $17,558, which has been recorded as an initial charge to "Prepaid expense" and a credit to "Additional paid-in capital," and will be amortized into expense at the rate of 1/12th per month, commencing January 7, 2006.

                  In March 2006 the Company retained Equity Communications, LLC as the Company's financial public relations counsel for a one-year term, with total cash compensation of $72,000, payable in 12 monthly payments of $6,000. In addition, the Company also issued pursuant to this agreement an option to purchase 759,569 shares of the Company's common stock at an exercise price of $.20, and which vests in quarterly increments on the three-month anniversaries of the date of the agreement. For accounting purposes the value of this option was calculated as $81,873, which has been recorded as an initial charge to "Prepaid expenses" and a credit to "Additional paid-in capital," and will be amortized into expense at the rate of 1/12th per month.

                  The Company is party to other consulting agreements with various third parties for the development of software and production of the monitors.

                  Production Agreement

                  The Company has a production agreement with a third party that is assembling and testing 750 units of the Med-eMonitor device. Two final payments of $20,315 each will be due upon the two shipments of 375 Medi-eMonitor units, respectively.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 10-          GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the three months ended March 31, 2006, as well as for the years ended December 31, 2005 and 2004. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management believes that the Company's capital requirements will depend on many factors including the success of the Company's sales efforts.

                  In December 2005, the Company retained a placement agent as financial advisor/consultant in connection with the Company's private placement agreement (PPM7) to raise a minimum $1,000,000 and a maximum $4,800,000. As of March 31, 2006, the
                  Company has raised $1,983,000 pursuant to this offering, including $265,000 of promissory notes which have been converted. The proceeds of this raise will be used for working capital purposes to accelerate the Company's sales and marketing, business development and other corporate activities. Through March 31, 2006, approximately $243,000 has been paid out in related offering costs; $100,000 has been paid to Meyers as a buy-out of their agreement; and $350,000 in various promissory notes has been repaid.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 11-          PATENTS

                  The Company has been successful in securing 15 issued U.S. and Foreign patents pertaining to devices and methods to prompt and record patient information, including the Med-eMonitor System. The Company believes, as a result of an independent valuation of its patents, that it owns the "pioneer" patent portfolio in medication compliance and patient monitoring, as its patents have been cited as prior art in over 154 issued patents. In addition, there are 12 pending U.S. and Foreign patents. Two of the 15 issued patents have expired as of March 31, 2006. The cost in obtaining these patents has been expensed as a research and development expense by the Company in the year that the costs pertained to in accordance with SOP 98-1.

NOTE 12-          SUBSEQUENT EVENTS

                  On April 27, 2006, the Company completed the sale of $240,000 principal amount of Units in cash, pursuant to the confidential Private Placement Memorandum dated December 5, 2005, as supplemented, and as more fully described in Note 7. The Placement Agent received 10% sales commission on the Units sold, or $24,000, and an additional 3% non-accountable expense allowance payment of $7,200.

                  On April 27, 2006, the Company repaid an additional $125,000 in promissory notes, including accrued interest thereon of $8,576, from a portion of the proceeds of the sale of 24.0 Units.

                  The Placement Agent will also be issued 375,000 shares of common stock as additional compensation for the sale of the Units for cash, as described above. The value of these additional common shares, amounting to $90,000, has been recorded as of April 27, 2006 as an additional cost charge to "Additional paid-in capital," with an offsetting credit to "Common stock to be issued." Upon the issuance of these common shares, the related values will be transferred from "Common stock to be issued" to "Common stock" and "Additional paid-in capital."

                  As of April 27, 2006, the Company has raised $2,223,000 pursuant to this offering, including $265,000 of converted promissory notes. Through May 15, 2006, approximately $275,000 was paid in related offering costs; $100,000 paid to Meyers as a buy-out of their agreement; and $475,000 in various promissory notes has been repaid.

                  These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities continued to be offered. The securities offered have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Intellectual Property Assets

InforMedix owns 15 issued U.S. and Foreign patents and 12 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that InforMedix's patents were cited as prior art in 154 other issued patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of InforMedix has not reflected the value of these patents on its condensed consolidated balance sheet at March 31, 2006.

Internal Use Software Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and InforMedix's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three months ended March 31, 2006 and 2005 have been expensed as research and development expense.

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $0 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2006 and 2005 when the Company reported a loss because to do so would be anti-dilutive for periods presented. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

The following is a reconciliation of the computation for basic and diluted EPS:

                                                     March 31,       March 31,
                                                       2006            2005
                                                   ------------    ------------
      Net Loss applicable to common shares         $ (1,027,915)   $   (526,978)
                                                   ------------    ------------
      Weighted-average common shares
        outstanding (Basic)                          40,028,422      29,172,742

      Weighted-average common stock equivalents:
            Convertible preferred shares                     --              --
            Stock options                                    --              --
            Warrants                                         --              --
                                                   ------------    ------------

      Weighted-average common shares
          outstanding (Diluted)                      40,028,422      29,172,742
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

Stock-Based Compensation

Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in the "Compensation" line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. In certain cases the Company granted stock options at an exercise price less than the market price on the date of grant, and accordingly compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R) (none of which was recorded in the three months ending March 31, 2005).

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period.

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

Results of Operations

For the three months ended March 31, 2006, compared to the three months ended March 31, 2005.

The Company recognized $4,627 in revenue from the hosting and limited installation hosting services related to its Med-eMonitor(TM) System for the three months ended March 31, 2006. This represents a decrease of $4,373 from $9,000 of revenue recognized for the three months ended March 31, 2005. The product was still in the development stage prior to the year beginning January 1, 2004, and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through the completion of its development stage at December 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor(TM) units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance.

Compensation expense for the three months ended March 31, 2006 of $416,837 increased by $196,667 (89%) compared to $220,170 for the prior year. The majority of the increase was directly attributable to our adoption effective January 1, 2006 of fair value accounting for stock option expense, pursuant to the "modified prospective" phase-in method. This method of phase-in requires that historical fair value costs for options be recognized in the period in which previously unvested options, relative to the date of adoption, fully vest, at which time the earnings process is deemed complete for these previously unvested options. Stock option expense for employees incurred in 2006 amounted to $147,541, with no comparable recognition in the prior period. In addition, base salaries related to sales and marketing functions increased in 2006 over the comparable 2005 period by approximately $37,000, which accounted for the majority of the remaining compensation increases.

Research and Development expenses for the three months ended March 31, 2006 of $66,132 increased by $6,454 (11%) compared to $59,678 for the prior year.

Selling, general and administrative expenses for the three months ended March 31, 2006 of $295,665 increased by $44,812 (18%) compared to $250,853 for the prior year. The increase resulted primarily from the accrual of $50,000 in severance related to a termination agreement reached with our former chief financial officer. This amount will be paid out as continuation salary at the rate of $12,500 per month for the four months following March 31, 2006. Selling, general and administrative also increased in 2006 by approximately $12,000 in travel-related costs and approximately $19,500 related to the issuance of warrants and options to consultants as partial compensation, calculated on the fair market value basis utilizing the Black-Scholes method. However, these additional increases were offset by 2006 decreases in other categories, namely legal fess (approximately $9,000) and patent costs (approximately $12,000). Although we did incur another $18,000 in legal fees during 2006, those charges were directly attributable to our efforts at raising additional equity capital during the three months ended March 31, 2006, and were accordingly charged against paid-in-capital in our equity accounts.

Depreciation and amortization expense increased by $93,382 to $98,659 for the three months ended March 31 2006, when compared to the amount in the prior year of $5,277. This increase resulted primarily from the amortization of deferred loan costs totaling $87,171, much of it on an accelerated basis as a result of the early settlement of $615,000 in promissory notes to which these deferred loan costs related.

Interest expense incurred increased from zero in 2005 to $153,441 in 2006, and was comprised of the following primary elements: $134,893 of recognized discount on notes payable (previously calculated as a bifurcation of value attributed to warrants and other equity instruments issued as additional compensation at the time the underlying promissory notes were made); and $18,264 in interest on the face value of the promissory notes.

At January 1, 2006, we owed $1,006,000 in various promissory notes. During the three months ending March 31, 2006 we satisfied $615,000, either through repayment ($350,000) or conversion to equity ($265,000). At March 31, 2006, we owe remaining amounts with face values totaling $391,000 ($125,000 of which has since been paid as of May 15, 2006).

Liquidity and Capital Resources

We do not have an operating line of credit from a financial institution and has consequently relied on additional financing from investors to complete the development phase of its business and to manufacture Med-eMonitor(TM) units. We had monies on deposit of $281,418 at March 31, 2006, as compared with $15,432 at December 31, 2005.


During the period beginning December 2003 through March 2005, we raised $5,731,000 through various private placements of common stock brokered by our former placement agent Meyers Associates, LP ("Meyers"). During the period April 1, 2005 through December 31, 2005, we raised additional cash totaling $1,006,000 from short-term debt financings, issuing promissory notes bearing an annual interest rate of 10%.

In March 2004, we completed our offering of $5,000,000 (the "Equity Offering"), through a private placement offering pursuant to a Placement Agency Agreement entered into with Meyers. Pursuant to the Private Placement Memorandum (PPM1), we offered and sold the maximum of $5,000,000 of our securities. The private placement of units each consisted of 135,136 shares of common stock determined by dividing the purchase price per Unit of $50,000 by $.37, the average closing bid price of the Common Stock for the five (5) consecutive trading days immediately preceding and including the second trading day immediately prior to the initial closing date. For each share of Common Stock issued, we also issued one Class A Warrant and one Class B Warrant to purchase one-half share of Common Stock of InforMedix. On December 2, 2003, December 19, 2003, February 2, 2004 and March 4, 2004, we closed on $1,500,000, $1,245,450, $1,205,000 and
$1,049,550, respectively, of private placement units or an aggregate of $5 million of gross proceeds. The Equity Offering consisted of an aggregate of 13,527,109 shares of Common Stock, 13,527,109 Class A Warrants to purchase 13,527,109 shares of Common Stock at $.44 per share and 13,527,109 Class B Warrants to purchase 6,763,560 shares of Common Stock at $.28 per half share or $.56 per share. In addition, Meyers received warrants to purchase 30% of the units sold in the Equity Offering at the same offering price of $50,000 per unit exercisable until March 1, 2006. This offering did not involve any general solicitation and was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

We issued a second private placement memorandum ("PPM2") on December 22, 2004 for a maximum $1,000,000 raise consisting of shares of common stock in exchange for cash and the surrender of warrants. The offering was limited to existing warrant holders that had received warrants pursuant to PPM1. Pursuant to PPM2, warrant holders were offered 122,727 shares of common stock in exchange for each exchange unit comprised of $10,000 in cash, 135,136 Class A warrants, and 135,136 Class B warrants.

On December 30, 2004, we completed our first closing whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 in cash, 1,264,874 Class A Warrants, and 1,364,874 Class B Warrants.

On January 21, 2005, we completed the second closing pursuant to PPM2 whereby we issued 3,111,129 shares of common stock in exchange for $253,500 in cash, 3,425,698 Class A Warrants, and 3,425,698 Class B Warrants. On February 17, 2005, we completed the third closing pursuant to PPM2 whereby we issued 3,632,474 shares of common stock in exchange for $296,000 cash, 4,000,026 Class A Warrants, and 4,000,026 Class B Warrants. On March 8, 2005, we completed the fourth and final closing pursuant to PPM2 whereby the Company issued 987,952 shares of common stock in exchange for $80,500 in cash, 1,087,845 Class A Warrants, and 1,087,845 Class B Warrants. Meyers was paid an aggregate of $95,030 in consulting fees in connection with the financing pursuant to PPM2.

In March 2005, three of our Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 in cash, 166,054 Class A Warrants, and 166,054 Class B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

On February 16, 2005, we issued a third private placement memorandum (PPM3) offering Meyers and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants could exchange warrants for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanged all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black-Scholes method for valuing derivative securities.

On February 28, 2005, we completed the first and final closing pursuant to PPM3 whereby 99.6% of the outstanding placement agent warrant holders participated in the exchange. We issued 4,542,199 shares of common stock in exchange for 4,037,510 placement agent options, 4,037,510 Class A Warrants, and 4,037,510 Class B Warrants. There were no sales commission paid in connection with the financing.

In June 2005, we entered into three promissory notes ("Bridge Notes") dated June 6, June 18, and June 28, 2005 with three individuals pursuant to a private placement brokered by Meyers pursuant to a private placement memorandum ("PPM4"). These individuals loaned $230,000 collectively to the Company in notes that were to mature June 30, 2006. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable into an aggregate of 230,000 shares of common stock at $.15 per share. During the three months ending March 31, 2006, notes totaling $100,000, together with $7,932 of accrued interest thereon, were repaid. As of March 31, 2006, notes totaling $130,000 remain unpaid.

On July 26, 2005, we borrowed an aggregate $6,000 from the six Directors on our Board of Directors on the same terms as PPM4. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 6,000 shares of common stock. As of March 31, 2006, all of these notes remain unpaid.

We also entered into a promissory note ("Bridge Note") dated August 5, 2005 with one individual pursuant to a private placement offering to an accredited investor made directly by the us ("PPM5"). The accredited investor loaned $175,000 to us in a note that is to mature on August 5, 2006. The note accrues interest at a rate of 10% annually. In addition, the investor received warrants exercisable into an aggregate of 175,000 shares of common stock at $.15. The terms of the offering were substantially the same as in PPM4. The Note, which was secured with a pledge of accounts receivable, inventory, and common stock, was repaid, together with accrued interest of $8,507, during the three months ending March 31, 2006.

On August 18, 2005, August 24, 2005, and September 9, 2005, we closed on three separate promissory note and stock purchase agreements with existing shareholders pursuant to a private placement offering arranged by Meyers. ("PPM6"). The investors loaned $125,000, $75,000 and $50,000 to us pursuant to promissory notes maturing on August 18, 2006, August 24, 2006, and September 9, 2006, respectively. The notes accrue interest at a rate of 10% annually. In addition, Meyers was issued 375,000, 225,000, and 150,000 shares of common stock as "replacement shares" to reimburse the placement agent at 150% of the registered shares it transferred to the investors pursuant to the stock purchase agreements. During the three months ending March 31, 2006, the $75,000 note (principal only) was converted into 7.5 shares of our preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, and the $50,000 note (together with accrued interest thereon of $2,740) was repaid. (Subsequent to March 31, 2006, the note for $125,000, together with accrued interest thereon totaling $8,576, was also repaid.)

On October 5, 2005, October 13, 2005, and October 27, 2005, we entered into various short-term promissory notes payable ("Bridge Notes") with various individuals pursuant to a private offering arranged by our placement agent. These individuals loaned $320,000 collectively to us in notes that mature on October 5, 2006, October 13, 2006 and October 27, 2006, respectively. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable into 320,000 common shares at $.15 per share. During the three months ending March 31, 2006, notes totaling $190,000 (principal only) were converted into 19.0 shares of the Company's preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented ("PPM7").

On December 21, 2005, the Company borrowed an aggregate of $25,000 from two of its six Directors on the Company's Board of Directors. The notes accrue interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable into an aggregate of 25,000 common shares at $.15 per share. During the three months ending March 31, 2006, both notes aggregating $25,000, together with accrued interest thereon of $422, were repaid.

During the quarter ended March 31, 2006, and pursuant to PPM7, the Company completed the sale of an aggregate of $1,983,000 of Units consisting of Series A Preferred Stock, with a stated value of $10,000 per share and Series A-1 Warrants and Series A-2 Warrants. Subsequent to March 31, 2006, the Company completed the sale of an additional $240,000 of Units. Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock, with a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and initially convertible into 62,500 shares of Common Stock at $.16 per share (the "Conversion Price") at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 executive trading days.

Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants"). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only exercises. The Warrants are subject to redemption commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days. If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange there Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

On January 26, 2006, the Company completed the sale of $1,380,000 of Units consisting of 116.5 Units representing $1,165,000 principal amount in cash plus $215,000 principal amount of cancelled notes payable representing payment in full for 21.5 Units. The Placement Agent received 10% sales commissions on the Units sold for cash or $116,500, and an additional 3% non-accountable expense allowance payment of $34,950.

On March 27, 2006, the Company completed the sale of $603,000 of Units, consisting of 55.3 Units representing $553,000 principal amount in cash plus $50,000 principal amount of cancelled notes payable representing payment in full for 5.0 Units. The Placement Agent received 10% sales commission on the Units sold for cash or $55,300, and an additional 3% non-accountable expense allowance payment of $16,590.

On April 27, 2006, the Company completed the sale of $240,000 principal amount of Units in cash. The Placement Agent received 10% sales commission on the Units sold, or $24,000, and an additional 3% non-accountable expense allowance payment of $7,200

The Placement Agent will also be issued 3,059,375 shares of Common Stock as additional compensation for the sale of the Units for cash, as described above, totaling $1,958,000.

These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities continued to be offered. The securities offered will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The issuance of these shares, did not require registration under the Securities Act of 1933, as amended (the "Act"), pursuant to exemption available under the provisions of Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

We had negative working capital of $334,827 at March 31, 2006, which produced a current ratio of 0.66 to 1.0, compared to negative working capital of $1,312,350 at December 31, 2005, which produced a current ratio of .15 to 1.0.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

If we are not able to raise additional capital, we will be unable to pay our expenses as they come due, and may not be able to continue as a business enterprise.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

We believe we will meet working capital requirements for the next 12 months from invested capital and sales, including potential payments from strategic partners. The expected growth of our business will have to be largely funded in the near-term by additional equity to support the higher inventory and accounts receivable levels. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to enhance our products, take advantage of future sales opportunities or respond to competitive pressures.

Implementation of Business Plan

Revenue recognition will be critical to our future success. The following six phases summarize the strategies and tactics that we have employed and will continue to employ in order to generate future revenues:

In Phase I, we have established and expanded upon our Pioneer Patent Portfolio to protect the substantial investment involved in launching the Med-eMonitor System.

In Phase II, we developed and tested the Med-eMonitor System to maximize its functionality and value proposition.

In Phase III, we scientifically established that the Med-eMonitor System improves patient medication and care plan adherence, using independent third party academic medical center trials, peer-reviewed medical journal articles, presentations at national and international scientific symposia, and receiving a national award for technologic excellence. These research studies and awards provide a scientific basis for the marketing and sales claims that we make to customer prospects.

In Phase IV, we increased our visibility to customer prospects without building a large infrastructure, by establishing strategic alliances to penetrate the clinical drug trial and disease management markets. We also increased our visibility through positioning our CEO as a national expert in the field of medication adherence, by his being appointed to a prestigious Medical Board, being personally invited by hosts of prestigious seminars to network with CEOs of prospective customers, and by public speaking including symposia presentations and print, radio, and televised interviews.

In Phase V, we improved our ability to make direct sales into the disease management and managed care markets, through hiring top performing salespeople experienced in these markets

In Phase VI, we expect to achieve significant revenue recognition. By establishing the technology through scientific studies, establishing alliances with larger companies and developing national visibility and credibility, we believe that we have positioned the Med-eMonitor System as a product pharmaceutical and disease management companies can trust to safely and effectively monitor their patients' medication and medical treatment adherence.

Summary Accomplishments in 2006

Through May 15, 2006, we have raised an additional $1,958,000 through the sale of units comprised of convertible preferred stock and warrants. We have additionally converted $265,000 in promissory notes into these same equity instruments, and we have repaid another $475,000. The face values of our aggregate promissory note obligations have been reduced from $1,006,000 at December 31, 2005 to $266,000 as of May 15, 206.

We have entered into a Trial Program Agreement with a major home security company with a strategic initiative to expand into healthcare monitoring. We will provide our Med-eMonitor System for remote monitoring and communication of healthcare information to a chronically ill population, on an integrated basis with the home security's monitoring services, all pursuant to a Trial Program involving up to 300 patients for up to 6 months.

We have appointed David B. Nash, M.D., MBA, FACP and Bruce Morra, Ph.D and MBA to our Board of Directors. Dr. Nash is an internationally recognized expert in disease management, outcomes management and quality-of care improvement. Bruce Morra has extensive strategic business development experience, particularly in areas of healthcare, drug delivery and advanced materials. We have also appointed Larry D. Grant as chief financial officer. Mr. Grant has extensive strategic and financial expertise, particularly in life science and medical device companies.

We were successful in establishing the effectiveness of the Med-eMonitor System in improving medication adherence rates in a study of diabetes patients at St. Vincent Healthcare in Billings, Montana.

We have received a commitment in federal funding for $149,000 to be used in a medication adherence program for HIV-positive patients in San Francisco, California.

Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2006. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

We currently are not a party to any legal proceedings.


Item 2.  Changes in Securities.

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended March 31, 2006, were previously reported on Form 8-K

During the quarter ended March 31, 2006, and pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, the Company completed the sale of an aggregate of $1,983,000 of Units consisting of Series A Preferred Stock, with a stated value of $10,000 per share and Series A-1 Warrants and Series A-2 Warrants. Subsequent to March 31, 2006, the Company completed the sale of an additional $240,000 of Units. Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock, with a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and initially convertible into 62,500 shares of Common Stock at $.16 per share (the "Conversion Price") at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 executive trading days.

Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants"). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only exercises. The Warrants are subject to redemption commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days. If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange there Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

On January 26, 2006, the Company completed the sale of $1,380,000 of Units consisting of 116.5 Units representing $1,165,000 principal amount in cash plus $215,000 principal amount of cancelled notes payable representing payment in full for 21.5 Units. The Placement Agent, Dawson James Securities, Inc. received 10% sales commissions on the Units sold for cash or $116,500, and an additional 3% non-accountable expense allowance payment of $34,950.

On March 27, 2006, the Company completed the sale of $603,000 of Units, consisting of 55.3 Units representing $553,000 principal amount in cash plus $50,000 principal amount of cancelled notes payable representing payment in full for 5.0 Units. The Placement Agent received 10% sales commission on the Units sold for cash or $55,300, and an additional 3% non-accountable expense allowance payment of $16,590.

On April 27, 2006, the Company completed the sale of $240,000 principal amount of Units in cash. The Placement Agent received 10% sales commission on the Units sold, or $24,000, and an additional 3% non-accountable expense allowance payment of $7,200

The Placement Agent will also be issued 3,059,375 shares of Common Stock as additional compensation for the sale of the Units for cash, as described above, totaling $1,958,000.

These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities continued to be offered. The securities offered will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The issuance of these shares, did not require registration under the Securities Act of 1933, as amended (the "Act"), pursuant to exemption available under the provisions of Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company's 2005 Annual Meeting of Stockholders (the "Meeting") was held on March 14, 2006.

(b) The following seven (7) directors were elected at the Meeting with the respective number of votes cost for, against, and withheld:

Name                           For             Against       Withheld Authority
----                           ---             -------       ------------------
Bruce A. Kehr              20,872,401          325,431             33,000
Rhonda B. Fredman          20,872,401          325,431             33,000
Phillip J. Gross           20,872,401          325,431             33,000
Harris Kaplan              20,872,401          325,431             33,000
Bruce S. Morra             20,872,401          325,431             33,000
David B. Nash              20,872,401          325,431             33,000
Douglas G. Watson          20,872,401          325,431             33,000

The rounded percentages are 98% For, 2% Against, 0% Withheld Authority.
(c) The following votes were cast in the ratification of the appointment of Bagell, Josephs & Company, LLC as independent accountants for the Company for the annual period ending December 31, 2005:

                           Number of Votes 21,230,832

          For 20,605,294      Against 265,863        Abstain 359,675

(c) 2 The following votes were cast regarding the adoption of the Company's proposal to increase the Company's authorized shares to 200,000,000 of common stock.

                           Number of Votes 21,230,832

          For 20,363,084      Against 867,748        Abstain -0-

(c) 3 The following votes were cast regarding the adoption of the Company's Board of Directors 2005 Stock Option Plan.

                           Number of Votes 14,546,798

          For 13,595,609      Against 834,977        Abstain 116,212

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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


Dated: May 22, 2006                InforMedix Holdings, Inc.


                                   By: /s/ Bruce A. Kehr
                                       --------------------------------------
                                       Bruce A. Kehr, Chief Executive Officer
                                       (Principal executive officer)


                                   By: /s/ Larry D. Grant
                                       ---------------------------------------
                                       Larry D. Grant, Chief Financial Officer
                                       (Principal financial officer)

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended March 31, 2006

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