Form 10QSB
period 2006-06-30
INFORMEDIX HOLDINGS INC
filed 2006-08-21
CIK 1123458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 38,796,321 shares of the registrant's common stock, par value $.001 per share, outstanding as of August 18, 2006.

Transitional Small Business Disclosure Format (Check One): Yes:|_| No: |X|

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                             June 30, 2006 and 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet as of June 30, 2006
     (unaudited).........................................................      1
   Condensed Consolidated Statements of Operations for the Six and
     Three Months Ended June 30, 2006 and 2005 (Unaudited)...............      2
   Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2006 and 2005 (Unaudited).................      3
   Notes to Condensed Consolidated Financial Statements (Unaudited)......      4
Item 2.  Management's Discussion and Analysis or Plan of Operation.......     33
Item 3.  Controls and Procedures.........................................     46

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     48
Item 2.  Changes in Securities...........................................     48
Item 3.  Defaults Upon Senior Securities.................................     49
Item 4.  Submission of Matters to a Vote of Security Holders.............     49
Item 5.  Other Information...............................................     49
Item 6.  Exhibits........................................................     50
SIGNATURES...............................................................     51
EXHIBIT INDEX............................................................     52

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                            INFORMEDIX HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                       $    457,258
  Accounts receivable                                                   12,749
  Inventory                                                            270,306
  Prepaid expenses and other current assets                            108,225
                                                                  ------------
Total Current Assets                                                   848,538
Fixed assets, net of depreciation                                      115,121
Other Assets:
  Deferred loan costs - net                                              3,172
                                                                  ------------
TOTAL ASSETS                                                      $    966,831
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
  Notes payable - net                                             $     68,430
  Accounts payable and accrued expenses                                571,125
                                                                  ------------
    Total Current Liabilities                                          639,555
                                                                  ------------
    Total Liabilities                                                  639,555
                                                                  ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 Par Value; 4,500,000 shares authorized
    327.5 shares issued and outstanding                                     --
  Common stock, $.001 Par Value; 200,000,000 shares authorized
    38,796,321 shares issued and outstanding                            38,796
  Additional paid-in capital                                        22,952,290
  Common stock to be issued                                            927,850
  Accumulated deficit                                              (23,591,660)
                                                                  ------------
    Total Stockholders' Equity                                         327,276
                                                                  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    966,831
                                                                  ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED           THREE MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                 -------------------------   -------------------------
                                                     2006          2005          2006          2005
                                                 -----------   -----------   -----------   -----------
OPERATING REVENUES
  Service, hosting fees and grant income         $     9,349   $    18,550   $     4,722   $     9,550

COST OF PRODUCING REVENUES                             6,925         6,375         5,117         6,375
                                                 -----------   -----------   -----------   -----------
GROSS PROFIT (LOSS)                                    2,424        12,175          (395)        3,175
                                                 -----------   -----------   -----------   -----------
OPERATING EXPENSES
  Research and development                           221,088       221,555       109,585       115,823
  Selling, general and administrative expenses     1,531,099       863,239       863,968       438,270
  Depreciation and amortization                      139,023        10,554        40,364         5,277
                                                 -----------   -----------   -----------   -----------
      Total Operating Expenses                     1,891,210     1,095,348     1,013,917       559,370
                                                 -----------   -----------   -----------   -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                (1,888,786)   (1,083,173)   (1,014,312)     (556,195)
                                                 -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
  Interest income                                          2             4             2             4
  Interest expense                                  (207,528)       (2,098)      (54,087)       (2,098)
                                                 -----------   -----------   -----------   -----------
      Total Other Income (Expense)                  (207,526)       (2,094)      (54,085)       (2,094)
                                                 -----------   -----------   -----------   -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES        (2,096,312)   (1,085,267)   (1,068,397)     (558,289)
Provision for Income Taxes                                --            --            --            --
                                                 -----------   -----------   -----------   -----------

NET LOSS                                          (2,096,312)   (1,085,267)   (1,068,397)     (558,289)
ACCRETION, DEEMED PREFERRED STOCK DIVIDEND        (3,275,000)           --    (1,292,000)           --
                                                 -----------   -----------   -----------   -----------

NET LOSS APPLICABLE TO COMMON SHARES             $(5,371,312)  $(1,085,267)  $(2,360,397)  $  (558,289)
                                                 ===========   ===========   ===========   ===========

NET LOSS PER BASIC AND DILUTED SHARES            $     (0.13)  $     (0.03)  $     (0.06)  $     (0.01)
                                                 ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              41,134,802    35,820,615    42,209,019    37,478,564
                                                 ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                               2006          2005
                                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(2,096,312)  $(1,085,267)
                                                                           -----------   -----------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities
    Depreciation and amortization                                               28,181        10,554
    Amortization of discount on notes payable                                  183,129            --
    Amortization of deferred loan costs                                        110,842            --
    Stock option expense - employees                                           545,349            --
    Stock option and warrant expense - consultants                             121,031            --
    Common stock issued and to be issued for compensation and services          24,842        18,839
  Changes in assets and liabilities
    (Increase) decrease in accounts receivable                                   6,801       (14,550)
    (Increase) in inventory                                                    (83,706)       (1,962)
    (Increase) decrease in prepaid expenses and other assets                  (102,315)       14,452
    Increase (decrease) in accounts payable and
      and accrued expenses                                                    (152,416)      248,174
                                                                           -----------   -----------
    Total adjustments                                                          681,738       275,507
                                                                           -----------   -----------
    Net cash (used in) operating activities                                 (1,414,574)     (809,760)
                                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from issuance of Units (Preferred Stock and warrants) - net     2,337,400            --
    Proceeds from common stock issuances - net                                      --       485,339
    Proceeds from notes payable - other                                             --       230,000
    Payments of notes payable                                                 (481,000)           --
                                                                           -----------   -----------
      Net cash provided by financing activities                              1,856,400       715,339
                                                                           -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           441,826       (94,421)
CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                                           15,432        95,146
                                                                           -----------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $   457,258   $       725
                                                                           ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
CASH PAID DURING THE PERIOD FOR:
      Interest expense                                                     $    29,167   $       870
                                                                           ===========   ===========
      Income taxes                                                         $        --   $        --
                                                                           ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
      Common stock issued or to be issued for services and compensation    $    24,842   $    18,839
                                                                           ===========   ===========
      Unrecognized expense of warrants
        and options pursuant to consulting services agreements             $    82,063   $        --
                                                                           ===========   ===========
      Stock option and warrant expense pursuant to consulting services
        agreements                                                         $   121,031   $        --
                                                                           ===========   ===========
      Expense related to employee stock options                            $   545,349   $        --
                                                                           ===========   ===========
      Accretion of deemed preferred stock dividend against paid in
        capital - common stock                                             $ 3,275,000   $        --
                                                                           ===========   ===========
      Conversion of notes payable to common stock                          $   450,000   $        --
                                                                           ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2006 AND 2005 (UNAUDITED)

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

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

      Since its inception, InforMedix has devoted substantially all of its efforts to business planning, maintaining and expanding its patent portfolio, research and development, recruiting management and technical staff, acquiring operating assets, scientifically testing and proving the efficacy of its Med-eMonitor System through academic medical centers and raising capital. InforMedix has generated small amounts of revenue through sales of its Med-eMonitor System to academic research centers and commercial customers.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      The Company has raised $3,235,000 during the six months ended June 30, 2006 (including new gross cash proceeds of $2,825,000 and conversions of notes payable totaling $450,000), pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, and before deductions for costs and investment banker fees. After paying out-of pocket cash commissions and other costs related to this offering, totaling $487,600, as well as an additional $481,000 in principal notes payable with additional accumulated interest thereon totaling $28,685, the Company retained net proceeds from this offering through June 30, 2006, amounting to $1,827,715. These funds have been used for the Company's other business purposes. Prior to January 1, 2004, InforMedix was classified as a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Reclassification

      Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

      Principles of Consolidation

      The condensed consolidated financial statements include the accounts of InforMedix Holdings and its subsidiary for the six months and three months ended June 30, 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

      Currently the Company maintains cash and cash equivalent balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006, the Company had $380,767 in cash deposits at this institution that exceeded the $100,000 insured limit.

      Inventory

      Inventory consists of a) finished Med-eMonitor units that have been manufactured and are provisioned for projected sales transactions wherein the title will transfer to the customer, and/or b) work and materials-in process for the Med-eMonitor units that are currently being manufactured by the Company's third party contract manufacturer. At June 30 2006 there are no finished units included in inventory. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

      Fixed Assets

      Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and finished Med-eMonitor units provisioned for demonstration purposes and/or customer rental programs, and five years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs that do not materially add to the useful life are charged to operations as incurred.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Intellectual Property Assets

      The Company owns 15 issued U.S. and Foreign and 13 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Two of the 15 patents have expired as of June 30, 2006. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its condensed consolidated balance sheet at June 30, 2006.

      Internal Use Software Costs

      Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six months ended June 30, 2006 and 2005 have been expensed as research and development.

      Start-up Costs

      In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expensed all costs incurred in connection with the start-up and organization of the Company.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Revenue and Cost Recognition

      The Company provides a medication adherence device known as a "Med-eMonitor," which is placed in a patient's proximity and which is programmed via a back-end web services platform to both prompt and provide access to solid medications pursuant to each particular patient's prescribed medication regimen.

      The Company is developing a number of different channel alternatives and transaction models for the delivery of its products and service offerings, including Med-eMonitor unit sales or rental programs. In all cases, the Company also provides installation and set-up services, training, and an ongoing web-services monitoring services via its proprietary Med-eXpert platform.

      Revenues are derived as follows:

            a) Front-end training, set-up and installation support services are earned at the time the service is rendered.

            b) Revenue is recognized as a "sales" transaction for any Med-eMonitor units wherein the title legally transfers to the patient or an intermediary service provider. Through the six months ended June 30, 2006, the Company has not recorded any sales under this transaction model.

            c) Revenue is recognized on a monthly basis as "rental" income wherein the Company retains title to the Med-eMonitor units. Through the six months ended June 30, 2006, the Company deployed four (4) units under this transaction model.

            d) Revenue is recognized on a monthly basis for a separate service fee for the back-end Med-eXpert hosting service, regardless of whether the Med-eMonitor units are deployed under the sales or rental transaction model as aforementioned. This fee includes reimbursement for the requisite monitoring and connectivity service to the individual deployed Med-eMonitor devices. Through the six months ended June 30, 2006 one such hosting platform has been deployed for revenue-producing purposes.

            e) Revenues from government grants are recognized at the time the services and/or provisioned equipment is rendered or provided.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Revenue and Cost Recognition (Continued)

      Out-of pocket costs and directly allocable internal costs incurred in producing the above revenues are allocated to "Costs of producing revenue" at the time the corresponding revenues are recognized. Until such time as Med-eMonitor units included in Fixed Assets are deployed in rental programs with sufficient scale, the related deprecation charges are recorded as period depreciation operating expense.

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

      Advertising

      The cost of advertising is expensed as incurred. Advertising costs were $-0- and $-0- for the six months ended June 30, 2006 and 2005, respectively.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (Loss) Per Share of Common Stock

      Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2006 and 2005 when the Company reported losses because to do so would be anti-dilutive for periods presented.

      The Company has incurred significant losses since its inception to fund the research and development of its Med-eMonitor System, including the development of its intellectual property portfolio; to prove through independent third part academic medical center programs that the Med-eMonitor System improves medication and care plan adherence to levels of greater than 90%; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor System.

      The following is a reconciliation of the computation for basic and diluted EPS for the six months ended:

                                                         June 30,      June 30,
                                                           2006          2005
                                                       -----------   -----------
Net Loss Applicable to Common Shares                   $(5,371,312)  $(1,085,267)

Weighted-average common shares
Outstanding (Basic)                                     41,134,802    35,820,615

Weighted-average common stock equivalents:
  Convertible preferred shares                                  --            --
  Stock options                                                 --            --
  Warrants                                                      --            --
                                                       -----------   -----------

Weighted-average common shares
Outstanding (Diluted)                                   41,134,802    35,820,615
                                                       ===========   ===========

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (Loss) Per Share of Common Stock (Continued)

      The Company presently has 8,607,398 and 6,893,829 options, and 30,610,958 and 9,428,846 warrants outstanding as of June 30, 2006 and 2005, respectively. In addition, the Company presently has 20,468,750 common shares reserved for issuance related to 327.5 Preferred Shares issued and outstanding at June 30, 2006.

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

      Stock-Based Compensation

      Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payments," which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. The Company recognized stock-based compensation for awards issued under the Company's stock option plans in the "Selling, general and administrative expenses" line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company's financial statements.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Stock-Based Compensation (Continued)

      Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. In certain cases the Company granted stock options at an exercise price less than the market price on the date of grant, and accordingly compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R) (none of which was recorded in the six months ending June 30, 2005).

      SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for the six months ending June 30 prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

                                                     2006           2005
                                                 -----------    -----------
Applicable to common shares:
  Net loss, as reported                          $(5,371,312)   $(1,085,267)
  Add stock based compensation expense
    included in reported net loss                    545,349             --
 Less total stock-based employee
    compensation expense determined under
    the fair-value based method for all awards      (545,349)      (634,014)
                                                 -----------    -----------
Pro forma net loss                               $(5,371,312)   $(1,719,281)
                                                 ===========    ===========

Net loss per common share (basic and diluted):
Reported                                         $     (0.13)   $     (0.03)
                                                 ===========    ===========
Pro forma                                        $     (0.13)   $     (0.05)
                                                 ===========    ===========

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Stock-Based Compensation (Continued)

      For purposes of the above table, the fair value of each option granted is estimated as of the date of grant using the Black-Scholes option-pricing model using the information for the following range of assumptions for the six months ended June 30, 2006 and 2005 respectively:

                                              2006             2005
                                        ---------------   -------------
Fair value of options granted               $.19 - $.20     $.19 - $.38
Expected dividend yield                              --%             --%
Risk-free interest rate at grant date              5.50%   3.25% - 5.00%
Expected stock price volatility         62.59% - 100.75%  59.54%-111.51%
Expected option lives (years)                      10.0      3.0 - 10.0

      The following summarizes the stock option activity for the six months ended June 30, 2006:

                                                 Weighted    Weighted
                                                  Average     Average
                                                 Exercise   Contractual
                                       Shares      Price       Terms
                                     ---------   --------   -----------
Outstanding, December 31, 2005       7,907,829    $ 0.39
Options granted                      1,099,569    $ 0.21
Options reinstated                          --        --
Options exercised                           --        --
Options forfeited or expired          (400,000)   $(0.30)
                                     ---------    ------
Outstanding June 30, 2006            8,607,398    $ 0.36        7.57
                                     =========    ======       =====
Options exercisable, June 30, 2006   5,623,548    $ 0.61       11.10
                                     =========    ======       =====

      As of June 30, 2006 there are unrecognized compensation costs of approximately $413,000 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately fifteen and one-half (15 1/2) months.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Stock-Based Compensation (Continued)

      The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense (or to prepaid expense if the underlying services are to be performed over a fixed period, and than amortized into expense over that period) and credited to additional paid-in capital.

      Discount on Notes Payable

      A discount on notes payable has been recorded by the Company with respect to various promissory notes issued during the year ended December 31, 2005. The promissory notes, which were each issued pursuant to private placements of units, are more fully described in Note 5. The amount of the discount was calculated by subtracting the fair market value of the warrants or shares of common stock included in the units issued pursuant to the terms of the private placement. The discount is being amortized over the life of the respective promissory notes and recorded as interest expense, but the balance of which is accelerated in the event respective notes are converted to equity and/or paid off in advance of the expected life of the promissory note.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

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

      Recent Accounting Pronouncements

      In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FASB 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FASB 151 is effective for the Company in 2006. The Company does not expect FASB 151 to have a material impact on its results and financial statements.

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

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements (Continued)

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position, results of operations and cash flows.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements (Continued)

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position and results of operations.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 3 - INVENTORY

      At June 30, 2006, inventory consists entirely of work-in-progress payments made to the Company's third party contract manufacturer for 750 Med-eMonitor units. Upon completion of all or any portion of these units, and upon taking delivery, the Company will make a determination as to which units are to be provisioned for resale, wherein title will transfer to customers ("Med-eMonitor Sales Inventory") and which units are to be provisioned for rental programs and/or other sales and marketing demonstration activities ("Med-eMonitor Company-Owned Units").

      Costs attributed to Med-eMonitor Sales Inventory will be included in inventory as finished goods, and costs attributed to Company Units will be transferred to Fixed Assets (see Note 4).

      At December 31, 2005, all previous costs incurred for the original 250 Med-eMonitor units had been transferred to Fixed Assets as Med-eMonitor Company-Owned Units. Through the six months ended June 30, 2006, the Company has not completed any sales transactions to customers wherein title has transferred.

NOTE 4 - FIXED ASSETS

      Fixed assets consist of the following at June 30, 2006:

      Office and manufacturing equipment   $ 38,455
      Med-eMonitor Company-Owned Units      103,200
      Computer equipment and software        97,830
      Equipment under capital leases         45,622
                                           --------
                                            285,107
      Less: accumulated depreciation        169,986
                                           --------
      Net book value                       $115,121
                                           ========

      Depreciation expense for the six months ended June 30, 2006 and 2005 was $28,181 and $10,554, respectively. There is no amortization expense of equipment under capital leases in either of the six months ended June 30, 2006 and 2005, respectively.

      Med-eMonitor Company-Owned Units consists of the original 250 units previously manufactured for the Company by its third party contract manufacturer in 2002 and 2003. The average original cost for this group of units is $413, and the units are being depreciated on a straight line basis over 3 years. As of June 30, 2006, accumulated depreciation charges for this fixed asset category total $34,401 and the net book value is $68,799, or approximately $275 per unit. For the six months ended June 30, 2006 and 2005, $17,200 and $7,866, respectively, was charged off to depreciation expense.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 4 - FIXED ASSETS (CONTINUED)

      For the six months ended June 30, 2006, four Med-eMonitor Company Owned Units were deployed for revenue-producing purposes, and all are being rented on a monthly basis wherein title has been retained by the Company.

NOTE 5 - NOTES PAYABLE

      On June 6, June 18, and June 28, 2005, the Company entered into short-term promissory notes payable ("Bridge Notes") with various individuals pursuant to a private offering arranged by the Company's then placement agent Meyers Associates, L.P. ("Meyers"). These individuals loaned $230,000 collectively to the Company evidenced by notes that were to mature on June 30, 2006. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable for 230,000 shares at $.15 per share. During the six months ended June 30, 2006, notes totaling $100,000, together with $7,932 of accrued interest thereon, were repaid and the remaining notes totaling $130,000 (principal amounts only) were converted into 13.0 shares of the Company's preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8). As of June 30, 2006, only accrued interest totaling $12,556 on the two converted notes which aggregated $130,000 face amount remained unpaid.

      On July 26, 2005, the Company borrowed an aggregate $6,000 from the six Directors on the Company's Board of Directors. The notes accrued interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable for an aggregate of 6,000 shares at $.15 per share. During the six months ended June 30, 2006, all notes totaling $6,000, together with $508 of accrued interest thereon, were repaid. As of June 30, 2006 all such notes have been repaid.

      On August 5, 2005, the Company entered into a promissory note and warrant agreement with an existing shareholder pursuant to a private placement offering made directly by the Company without the assistance of its placement agent. The accredited investor loaned $175,000 to the Company pursuant to a note scheduled to mature on August 5, 2006. The note accrued interest at a rate of 10% per annum. In addition, the investor received warrants exercisable for 175,000 shares at $.15 per share. The Note, which was secured with a pledge of accounts receivable, inventory, and common stock, was repaid, together with accrued interest of $8,507, during the six months ended June 30, 2006.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5 - NOTES PAYABLE (CONTINUED)

      On August 18, 2005, August 24, 2005, and September 9, 2005, the Company closed on three separate promissory note and stock purchase agreements with existing shareholders pursuant to a private placement offering arranged by Meyers. The investors loaned $125,000, $75,000 and $50,000 to the Company pursuant to promissory notes maturing on August 18, 2006, August 24, 2006, and September 9, 2006, respectively. The notes accrue interest at a rate of 10% per annum. In addition, Meyers was issued 375,000, 225,000, and 150,000 shares of common stock as "replacement shares" to reimburse Meyers at 150% of the registered shares it transferred to the investors pursuant to the stock purchase agreements. During the six months ended June 30, 2006, the $75,000 note (principal only) was converted into 7.5 shares of the Company's preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), and the remaining two notes of $125,000 and $50,000 (together with accrued interest thereon totaling $11,316) were repaid. As of June 30, 2006, accrued interest totaling $3,229 on the converted note for $75,000 remains unpaid.

      On October 5, 2005, October 13, 2005 and October 27, 2005, the Company entered into various short term promissory notes payable with various individuals pursuant to a private offering arranged by the Company's new placement agent Dawson James Securities, Inc. These individuals loaned $320,000 collectively to the Company in notes that mature on October 5, 2006, October 13, 2006 and October 27, 2006, respectively. The notes accrue interest at a rate of 10% per annum. In addition, the investors received warrants exercisable for an aggregate of 320,000 common shares at $.15 per share. During the six months ended June 30, 2006, notes totaling $245,000 (principal only) were converted into 24.5 shares of the Company's preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8). One note totaling $75,000 remains unpaid at June 30, 2006. As of June 30, 2006, accrued interest totaling $15,173 on both the unpaid note totaling $75,000 and the converted notes which aggregated $245,000 face amount remained unpaid.

      On December 21, 2005, the Company borrowed an aggregate of $25,000 from two of its six Directors on the Company's Board of Directors. The notes accrue interest at a rate of 10% per annum. In addition, the Directors will receive warrants exercisable for an aggregate of 25,000 common shares at $.15 per share. During the six months ended June 30, 2006, both notes aggregating $25,000, together with accrued interest thereon of $422, were repaid.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5 - NOTES PAYABLE (CONTINUED)

      Interest expense accrued on the face value pursuant to the above notes was $23,987 and $-0- for the six months ended June, 2006 and 2005, respectively ($5,723 and $-0- for the three months ended June 30, 2006 and 2005, respectively). An additional amount of discount on notes payable was also recognized as interest expense amounting to $183,129 and $-0- for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, accrued but unpaid interest totals $30,958 on the converted and unpaid notes; all interest has been paid on repaid notes, as indicated above, totaling $28,685.

      Certain loan costs have previously been deferred in connection with the above-referenced notes payable. An additional amount of amortization on deferred loan costs was recognized amounting to $110,842 and $-0- for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, net unamortized deferred loan costs total $3,172 on the one remaining unpaid note in the amount of $75,000.

      For the six months ended June 30, 2006, the above notes payable, which were unpaid at December 31, 2005 and which totaled $1,006,000 face value in the aggregate ($816,301, net of then unamortized discount on notes payable at that date), have been dispensed with as follows:

            a)    Notes payable totaling $450,000 face value were converted into
                  45.0 shares of the Company's preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8);

            b)    Notes payable totaling $481,000 face value were repaid; and

            c) One note payable totaling $75,000 ($68,430, net of discounts on notes payable) remained unpaid and outstanding as of June 30, 2006.

NOTE 6 - OPERATING LEASE

      Effective March 2004, the Company signed a one year lease agreement for $2,408 per month. The Company continues to make lease payments on a month to month basis at a rate of $2,408 per month.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 7 - PROVISION FOR INCOME TAXES

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

      At June 30, 2006, deferred tax assets consisted of the following:

      Deferred tax assets          $ 6,907,664
      Less: valuation allowance     (6,907,664)
                                   -----------
      Net deferred tax assets      $        -0-
                                   ===========

      At June 30, 2006, the Company had accumulated deficits in the amount of $20,316,660, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - EQUITY FINANCING

      The Company issued its second private placement memorandum ("PPM2") on December 22, 2004 for a maximum $1,000,000 raise consisting of shares of common stock in exchange for cash and the surrender of warrants. The offering was limited to existing warrant holders that had received warrants pursuant to a previous private placement memorandum ("PPM1"). Pursuant to PPM2, warrant holders were offered 122,727 shares of common stock in exchange for each exchange unit comprised of $10,000 in cash, 135,136 Class A Warrants, and 135,136 Class B Warrants.

      On December 30, 2004, the Company completed its first closing pursuant to PPM2 whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 in cash, 1,264,874 Class A Warrants, and 1,364,874 Class B Warrants.

      During the first quarter of 2005, pursuant to PPM2, the Company issued an aggregate of 6,743,603 shares of common stock in exchange for $549,500 in cash, 7,425,724 Class A Warrants, and 7,425,724 Class B Warrants.

      In March 2005, three of the Company's Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 in cash, 166,054 Class A warrants, and 166,054 Class B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 8 - EQUITY FINANCING (CONTINUED)

      On February 16, 2005, the Company issued a third private placement memorandum ("PPM3") offering its investment banker and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants were able to exchange them for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanges all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black-Scholes method for valuing derivative securities.

      On February 28, 2005, the Company completed the sole closing pursuant to PPM3 whereby 99.6% of the outstanding Placement Agent warrants were exchanged for stock. The Company issued 4,542,199 shares of common stock in exchange for 4,037,510 Placement Agent options, 4,037,510 Class A Warrants, and 4,037,510 Class B Warrants pursuant to PPM3. There were no placement agent fees in connection with the financing.

      During the six months ended June 30, 2006, and pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, the Company completed the sale of an aggregate of $3,275,000 of Units, consisting of 282.5 Units representing $2,825,000 principal amount in cash plus $450,000 principal amount of cancelled notes payable representing payment in full for 45.0 Units. Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock and Series A-1 Warrants and Series A-2 Warrants. Each share of Series A Preferred Stock has a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and is initially convertible into 62,500 shares of Common Stock at $.16 per share (the "Conversion Price") at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 consecutive trading days.

      Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants"). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only exercises. The Warrants are subject to redemption by the Company commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 8 - EQUITY FINANCING (CONTINUED)

      If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange their Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

      The placement agent received 10% sales commissions on the 282.5 Units sold for $2,825,000 cash as described above, or $282,500, and an additional 3% non-accountable expense allowance payment of $84,750 on these same Units, both of which were accounted for as issuance costs.

      The placement agent will also be issued 4,414,063 shares of common stock as additional issuance cost for the sale of the 282.5 Units for cash. The value of these additional common shares, amounting to $926,500, has been recorded as of June 30, 2006 as an additional cost charge to "Additional paid-in capital - preferred stock," with an offsetting credit to "Common stock to be issued." Upon the issuance of these common shares, the related values will be transferred from "Common Stock to be issued" to "Common Stock" and "Additional paid-in capital - common stock."

      The Company has not yet concluded its money raising activities pursuant to the confidential Private Placement Memorandum dated December 5, 2005, as supplemented and there have been no more interim closes since June 30, 2006. The Company has been advised by its escrow agent that the escrow account contains additional funds aggregating $70,000 which have not been closed on, and are accordingly not reported as assets of the Company at either June 30, 2006.

      This report is not used for the purpose of conditioning the market in the United States for any of the securities offered. The securities offered will not be or have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY

      Common Stock

      On December 7, 2005, the Company's Board of Directors approved a resolution to increase the number of authorized common shares from 80,000,000 to 200,000,000 effective as of March 14, 2006.

      For the year ended December 31 2005, the Company issued 7,731,802 shares pursuant to PPM2, 4,542,199 shares pursuant to PPM3, 3,511,883 shares to consultants and vendors in exchange for services rendered, 750,000 shares in connection with debt financings and 150,807 shares to three independent Board Members pursuant to the terms in PPM2.

      For the six months ended June 30, 2006, the Company issued the following shares of common stock in exchange for services as indicated:

            a) A net increase of 24,494 common shares to a vendor to satisfy $5,216 in services related to research and development activities;

            b) 50,000 common shares to the consulting company of a former director in settlement of prior commitment obligations valued at $7,500; and

            c) 3,000 common shares to the chairman of the Company's Scientific Advisory Board in satisfaction of services valued at $540.

      For the six months ended June 30, 2006, the Company is obligated to issue up to 4,421,563 shares, of which 4,414,063 shares represent additional consideration to the Placement Agent as related to the issuance of 282.5 shares of preferred stock pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), and which is valued at $926,500. The other commitment to issue common shares totals 7,500 shares owed to a member of the Company's Scientific Advisory Board for past services, and has been valued at $1,350. These common shares to be issued have been incorporated in the Company's "weighted average number of common shares outstanding" for the six months and three months ended June 30, 2006.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 9- STOCKHOLDERS' EQUITY (CONTINUED)

      Preferred Stock

      InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock had been issued by the Company as of December 31, 2005.

      Pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), the Company has issued 327.5 shares of preferred stock (including 45.0 such shares issued pursuant to the conversion of $450,000 of promissory notes) during the six months ended June 30, 2006.

      Each share of preferred stock is initially convertible into 62,500 shares of common stock, at an initial conversion price of $.16 per underlying common share, or 20,468,750 shares of common stock in the aggregate.

      The fair market value of each of the three elements of each of the Units sold, namely the share of preferred stock, together with the A-1 and A-2 Warrants, each exercisable into 31,250 shares of common stock at $.24 and $.32, respectively, was calculated using the Black-Scholes method, utilizing the following additional assumptions:

            Fair value price - $.17 to $.24
            Expected dividend yield (preferred stock element only) - 8% Risk-free interest rate - 5.25% to 6.0%
            Expected stock price volatility - 54.39% to 81.16%
            Expected instrument lives - 5 years

      The resulting values were allocated pro rata to the three elements of the Units, and of the $3,275,000 in gross value ($2,825,000 in cash and $450,000 in converted notes payable) received during the six months ended June 30, 2006, $1,012,711 and $894,386 was accordingly credited to "Additional paid-in capital - warrants" for the A-1 and A-2 Warrants, respectively ($1,907,097 in total, of which $745,108 relates to the three months ended June 30, 2006), with a corresponding charge to "Discount on preferred stock" in the same amounts.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

      Preferred Stock (Continued)

      The Company also recorded an additional charge to "Discount on preferred stock" totaling $1,367,903, related to the beneficial conversion feature of the preferred stock for the six months ended June 30, 2006 ($546,892 for the three months then ended).

      The total "Discount on preferred stock" arising from the above transactions, and aggregating $3,275,000 for the six months ended June 30, 2006 ($1,292,000 for the three months then ended), was written off as "Accretion, deemed preferred stock dividend" as the underlying preferred stock is immediately convertible at the option of the preferred stockholder. The corresponding charge was made against "Accumulated deficit."

      The "Additional paid-in capital - preferred stock" resulting from the $3,275,000 in gross value ($2,825,000 in cash and $450,000 in converted notes payable) arising from the issuance of 327.5 Units, netted to $1,860,900, after deducting a) cash costs of $367,250 for commission and unaccountable expense allowance paid to the Placement Agent; b) $926,500 as additional cost attributable to the fair value of the 4,414,063 shares of common stock to be issued as additional fees to the Placement Agent or their assigns; c) $100,000 to buy-out the Meyers investment banking contract; and d) $20,350 in miscellaneous out-of-pocket costs.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Employment Agreements

      The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in either "Research and development" or "Selling, general and administrative expenses" for the six months and three months ended June 30, 2006 and 2005, respectively. Historically, the Company has been unable to fully pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Employment Agreements (Continued)

      During the three months ended March 31, 2006, the Company entered into a termination agreement with its former CFO, which included a four-month continuation of salary payout totaling $50,000 plus employer taxes, payments to be made on a pro rata basis during the subsequent period April
      - July, 2006. Accordingly, and as of March 31, 2006, the Company recorded a severance accrual totaling $53,824, which has been charged to the "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations, and all but $13,456 has been paid by June 30, 2006.

      Consulting Agreements

      On December 5, 2005, the Company entered into a consulting agreement with an investment banker for the provision of consulting services related to corporate finance and other financial service matters. For these services, the investment banker will receive $3,000 per month through November 2006. In addition, the Company's placement agent was granted a thirty-six month right of first refusal with respect to any public or private sale of securities of the Company to be made by the Company or any of its affiliates. The Company is no longer subject to its placement agent agreement with Meyers, which was terminated when the Company exercised a buy-out option for $100,000 during the six months ending June 30, 2006, which amount was accordingly charged to "Additional paid-in capital - preferred stock" as an additional issuance cost.

      In January 2006, the Company entered into a consulting agreement with Bruce Morra, a member of its Board of Directors, in connection with strategic business development matters. The term of the engagement is for one year, effective as of December 7, 2005. Compensation consists of a warrant to purchase 144,000 shares of the Company's common stock at an exercise price of $.19, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $17,558, which has been recorded as a charge to "Prepaid expense" and will be amortized into expense at the rate of 1/12th per month, commencing January 7, 2006. At June 30, 2006, unamortized consulting expense related to this agreement, and recorded as prepaid expense, amounted to $7,682.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 10- COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Consulting Agreements (Continued)

      In March 2006, the Company retained Equity Communications, LLC as the Company's financial public relations advisor for a one-year term, with total cash compensation of $72,000, payable in 12 monthly payments of $6,000. In addition, the Company also issued pursuant to this agreement an option to purchase 759,569 shares of the Company's common stock at an exercise price of $.20, and which vests in quarterly increments on the three-month anniversaries of the date of the agreement. For accounting purposes the value of this option was calculated as $81,873, which has been recorded as a charge to "Prepaid expenses" and will be amortized into expense at the rate of 1/12th per month. At June 30, 2006, unamortized consulting expense related to this agreement, and recorded as prepaid expense, amounted to $54,581.

      In May 2006, the Company entered into a consulting agreement with Mitch Gooze and his consulting company Customer Manufacturing Group ("CMG") to provide sales consulting services for an initial term of three months, commencing July 1, 2006. Compensation consists of a monthly cash payment to CMG of $2,500 and a monthly grant of 7,000 shares of common stock to Mitch Gooze individually valued at $2,240, or $0.32 per common share.

      In June 2006, the Company entered into a consulting agreement with Peter Levitch, in connection with providing support on business development matters. The term of the engagement is for one year, effective June 1, 2006. Compensation consists of a warrant to purchase 144,000 shares of the Company's common stock at an exercise price of $.32, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $21,600, which has been recorded as a charge to "Prepaid expense" and will be amortized into expense at the rate of 1/12th per month, commencing June 1, 2006. At June 30, 2006, unamortized consulting expense related to this agreement, and recorded as prepaid expense, amounted to $19,800.

      The Company is party to other consulting agreements with various third parties for the development of software and production of the monitors.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Production Agreement

      The Company has a production agreement with a third party contract manufacturer which is assembling and testing 750 additional units of the Med-eMonitor device. Two final payments of $20,315 each will be due upon the two shipments of 375 Med-eMonitor Units, respectively, scheduled for the quarter ending September 30, 2006 or shortly thereafter.

      Charges incurred, to date, on these 750 in-process Med-eMonitor units totaled $270,306 as of June 30, 2006, and are classified by the Company as work-in-process inventory. Total costs, including the above described remaining payments, for these 750 units will total at least $310,936, or approximately $415 per unit. See Note 3.

NOTE 11 - GOING CONCERN

      As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the six months and three months ended June 30, 2006, as well as for the years ended December 31, 2005 and 2004. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company's ability to continue as a going concern.

      Management believes that the Company's capital requirements will depend on many factors including the success of the Company's sales efforts.

      In December 2005, the Company retained a placement agent as financial advisor/consultant in connection with the Company's private placement agreement ("PPM4") to raise a minimum $1,000,000 and a maximum $4,800,000. As of June 30, 2006, the Company has raised $3,275,000 pursuant to this offering, including $450,000 of promissory notes which have been converted. Through June 30, 2006, $487,600 cash has been paid out in related offering costs, including $100,000 to Meyers as a buy-out of their agreement. An additional $509,685 has been disbursed to repay $481,000 in notes payable, including $28,685 in accrued interest thereon.

                            INFORMEDIX HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                       JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 11 - GOING CONCERN (CONTINUED)

      The balance of the proceeds of this raise, or approximately $1,827,000, is being used for working capital purposes, to accelerate the Company's sales and marketing, business development and other corporate activities. At June 30, 2006, $457,258 remained of this available net amount.

      The Company entered into the merger with Hunapu and became publicly traded in May 2003, anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to its Med-eMonitor System, and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-eMonitor System and generated sales in 2005 and 2004.

      A number of academic medical center/health care companies have successfully tested the Med-eMonitor System on a pilot test basis and the results have been publicly announced. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12 - PATENTS

      The Company has been successful in securing 15 issued U.S. and Foreign patents pertaining to devices and methods to prompt and record patient information, including the Med-eMonitor System. The Company believes, as a result of an independent valuation of its patents, that it owns the "pioneer" patent portfolio in medication compliance and patient monitoring, as its patents have been cited as prior art in over 154 issued patents. In addition, there are 13 pending U.S. and Foreign patents. Two of the 15 issued patents have expired as of June 30, 2006. The cost in obtaining these patents has been expensed as a research and development expense by the Company in the year that the costs pertained to in accordance with SOP 98-1.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Portions of the discussion in this Form 10-QSB contain forward-looking statements, all of which included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-QSB.

The following should be read in conjunction with the Company's unaudited financial statements included above.

Background

Founded in 1997, we have developed and integrated The Med-eMonitor System(TM) - The Medication Adherence Solution - a portable patient-interactive monitoring device, hardware, software and networked communications system to improve medication and care plan adherence for high-cost, high-risk patients on complex medication regimens. The Med-eMonitor System has been proven to improve medication and care plan adherence to levels greater than 90% (average levels are 30% to 50%) in scientific studies by independent third party academic medical centers, resulting in three peer-reviewed medical journal articles and multiple presentations by scientists at national conferences. Med-eMonitor enables chronic disease management organizations, health insurance plans, self insured employers, pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor System leverages InforMedix's strong intellectual property with 15 patents issued and 13 patents pending.

The product was still in the development stage prior to the year beginning January 1, 2004, and had only been deployed into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals prior to that time. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through the completion of its development stage at December 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor(TM) System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor(TM) units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance, along with positive testimonials from care managers, patients and healthcare executives.

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

Inventory

Inventory consists of a) finished Med-eMonitor units that have been manufactured and are provisioned for projected sales transactions wherein the title will transfer to the customer, and/or b) work and materials-in process for the Med-eMonitor units that are currently being manufactured by the Company's third party contract manufacturer. At June 30 2006 there are no finished units included in inventory. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and finished Med-eMonitor units provisioned for demonstration purposes and/or customer rental programs, and five years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs that do not materially add to the useful life are charged to operations as incurred.

Revenue and Cost Recognition

The Company provides a medication adherence device known as a "Med-eMonitor," which is placed in a patient's proximity and which is programmed via a back-end web services platform to both prompt and provide access to solid medications pursuant to each particular patient's prescribed medication regimen.

The Company is developing a number of different channel alternatives and transaction models for the delivery of its products and service offerings, including Med-eMonitor unit sales or rental programs. In all cases, the Company also provides installation and set-up services, training, and an ongoing web-services monitoring services via its proprietary Med-eXpert platform. Revenues are derived as follows:

      a) Front-end training, set-up and installation support services are earned at the time the service is rendered.

      b) Revenue is recognized as a "sales" transaction for any Med-eMonitor units wherein the title legally transfers to the patient or an intermediary service provider. Through the six months ended June 30, 2006, the Company has not recorded any sales under this transaction model.

      c) Revenue is recognized on a monthly basis as "rental" income wherein the Company retains title to the Med-eMonitor units. Through the six months ended June 30, 2006, the Company deployed four (4) units under this transaction model.

      d) Revenue is recognized on a monthly basis for a separate service fee for the back-end Med-eXpert hosting service, regardless of whether the Med-eMonitor units are deployed under the sales or rental transaction model as aforementioned. This fee includes reimbursement for the requisite monitoring and connectivity service to the individual deployed Med-eMonitor devices. Through the six months ended June 30, 2006 one such hosting platform has been deployed for revenue-producing purposes.

      e) Revenues from government grants are recognized at the time the services and/or provisioned equipment is rendered or provided.

Out-of pocket costs and directly allocable internal costs incurred in producing the above revenues are allocated to "Costs of producing revenue" at the time the corresponding revenues are recognized. Until such time as Med-eMonitor units included in Fixed Assets are deployed in rental programs with sufficient scale, the related deprecation charges are recorded as period depreciation operating expense.

Results of Operations

For the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

The Company recognized $4,722 in revenue from our service, hosting and work on a government grant related to our Med-eMonitor(TM) System for the three months ended June 30, 2006. This represents a decrease of $4,828 (51%) from $9,550 of revenue recognized for the three months ended June 30, 2005.

Research and development expenses for the three months ended June 30, 2006 of $109,585 decreased by $6,238 (5%) from $115,823 for the comparable prior period. The most significant current period costs (all numbers approximate) included $88,000 in contract staff costs ($90,000 in the prior period) and $15,000 in outside R&D consultant costs ($26,000 in the prior period).

Selling, general and administrative expenses for the three months ended June 30, 2006 of $863,968 increased by $425,698 (97%) from $438,270 for the comparable prior period.

The following table provides the significant categories of selling, general and administrative expenditures (all numbers approximate) for each of the three months ended June 30, 2006 and 2005:

                                       2006       2005
                                     --------   --------
Compensation                         $189,000   $164,000
Stock option expense                  391,000         --
Consulting costs                       51,000    112,000
Legal and accounting                   40,000     15,000
Corporate travel & related expense     19,000      5,000
Insurance                              16,000     23,000
Patent costs                           22,000     17,000
Sales and marketing activities         44,000     66,000
Facilities and telecommunications      12,000     16,000
Other                                  80,000     20,000
                                     --------   --------
                                     $864,000   $438,000
                                     ========   ========

The increase in stock option expense is directly attributable to our adoption effective January 1, 2006 of fair value accounting for stock option expense, pursuant to the "modified prospective" phase-in method. This method of phase-in requires that historical fair value costs for options be recognized in the period in which previously unvested options, relative to the date of adoption, fully vest, at which time the earnings process is deemed to be complete for these previously unvested options. There was no stock option expense incurred in the prior period.

Outside consulting costs in 2006 were significantly less then the comparable prior period, primarily as a result of decreased consulting fees incurred with our current investment banking firm in comparison to our prior investment banking firm.

Depreciation and amortization expense for the three months ended June 30, 2006 of $40,364 increased by $35,087 (665%) from $5,277 for the comparable period. This increase resulted primarily from the amortization of deferred loan costs totaling $23,671 in 2006 as a result of the final settlement of $316,000 in promissory notes to which these deferred loan costs relate. During the three months ended June 30, 2006, $131,000 in notes was repaid and another $185,000 in promissory notes was converted to equity.

Interest expense incurred for the three months ended June 30, 2006 of $54,087 increased by $51,989 from $2,098 for the comparable period. The increase was primarily related to the following elements for which there were no significant comparable costs in the prior period: $48,236 of recognized discount on notes payable (previously calculated as a bifurcation of value attributed to warrants and other equity instruments issued as additional compensation at the time the underlying promissory notes were made); and $5,723 in interest on the face value of the promissory notes. At January 1, 2006, we owed $1,006,000 in various promissory notes. During the prior three months period ended March 31, 2006 we satisfied $615,000, either through repayment ($350,000) or conversion to equity ($265,000). During the three months ended June 30, 2006 we satisfied an additional $316,000, including notes totaling $131,000 which were repaid and notes totaling $185,000 which were converted to equity.

For the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

The Company recognized $9,349 in revenue from our service, hosting and work on a government grant related to our Med-eMonitor(TM) System for the six months ended June 30, 2006. This represents a decrease of $9,201 (50%) from $18,550 of revenue recognized for the six months ended June 30, 2005.

Research and development expenses for the six months ended June 30, 2006 of $221,088 decreased by $467 (a negligible %) from $221,555 for the comparable prior period. The most significant current period costs (all numbers approximate) included $176,000 in contract staff costs ($177,000 in the prior period) and $38,000 in outside R&D consultant costs ($43,000 in the prior period).

Selling, general and administrative expenses for the six months ended June, 2006 of $1,531,099 increased by $667,860 (77%) from $863,239 for the comparable prior period. The following table provides the significant categories of selling, general and administrative expenditures (all numbers approximate) for each of the six months ended June 30, 2006 and 2005:

                                       2006         2005
                                     ----------   --------
Compensation                         $  412,000   $338,000
Severance                                50,000         --
Stock option expense                    538,000         --
Consulting costs                         91,000    167,000
Legal and accounting                     85,000     68,000
Corporate travel & related expense       35,000      8,000
Insurance                                38,000     42,000
Patent costs                             22,000     29,000
Sales and marketing activities           92,000    129,000
Facilities and telecommunications        24,000     37,000
Allowance for collections                16,000         --
Other                                   128,000     45,000
                                     ----------   --------
                                     $1,531,000   $863,000
                                     ==========   ========

The increase in stock option expense is directly attributable to our adoption effective January 1, 2006 of fair value accounting for stock option expense, pursuant to the "modified prospective" phase-in method. This method of phase-in requires that historical fair value costs for options be recognized in the period in which previously unvested options, relative to the date of adoption, fully vest, at which time the earnings process is deemed to be complete for these previously unvested options. There was no stock option expense incurred in the prior period.

The $50,000 severance amount recorded in 2006 is related to a termination agreement reached with our former chief financial officer, and represents the base salary owed under this arrangement. This amount has been paid out as continuation salary at the rate of $12,500 per month for the four months following March 31, 2005. $12,500 base salary remained unpaid at June 30, 2006.

Outside consulting costs in 2006 were less then the comparable prior period, primarily as a result of decreased consulting fees incurred with our current investment banking firm in comparison to our prior investment banking firm.

Depreciation and amortization expense for the six months ended June 30, 2006 of $139,023 increased by $128,469 (1218%) from $10,554 for the comparable period. This increase resulted primarily from the amortization of deferred loan costs totaling $110,842 in 2006 as a result of the final settlement of $931,000 in promissory notes to which these deferred loan costs relate. During the six months ended June 30, 2006, $481,000 in notes was repaid and another $450,000 in promissory notes was converted to equity.

Interest expense incurred for the six months ended June 30, 2006 of $207,528 increased by $205,430 from $2,098 for the comparable period. The increase was primarily related to the following elements for which there were no significant comparable costs in the prior period: $183,129 of recognized discount on notes payable (previously calculated as a bifurcation of value attributed to warrants and other equity instruments issued as additional compensation at the time the underlying promissory notes were made); and $23,987 in interest on the face value of the promissory notes. At January 1, 2006, we owed $1,006,000 in various promissory notes. During the six months period ended June 30, 2006 we satisfied $931,000, either through repayment ($481,000) or conversion to equity ($450,000). At June 30, 2006 only one unpaid note remained outstanding with a face value of $75,000.

Liquidity and Capital Resources

We do not have an operating line of credit from a financial institution and have consequently relied on additional debt and equity financing from investors to complete the development phase of our business and to manufacture
Med-eMonitor(TM) units. We had monies on deposit of $457,258 at June 30, 2006, as compared with $15,432 at December 31, 2005.

At August 17, 2006 our remaining cash resources totaled approximately $162,000 in our corporate accounts. In addition, we have been advised by our escrow agent that the escrow account contains additional funds aggregating $70.000, which have not been closed on. We have approximately $437,000 in trade debt as of this date, of which approximately $423,000 is past due ($276,000 greater than one year). Some of the past due trade debt is subject to negotiated payment plans. In addition, we have remaining cash commitments of at least $40,600 to our third party contract manufacturer which must be paid in order to secure release of our current production run of 750 additional Med-eMonitor Units, scheduled for release in September and October, 2006, and which are critical to the fulfillment of our current business development activities and estimated revenue backlog.

As more fully described below, we currently estimate that our current revenue backlog will provide approximately $186,000 through June 30, 2007 for our own retention to cover our internal costs related to our Med-eMonitor devices and hosting system. (We will receive additional revenue payments, but those funds will require disbursement to others in support of external costs we will incur in carrying out our revenue-producing activities.) Therefore we will remain almost wholly dependent upon additional cash funds which must be provided from investors, either in the form of debt or equity, in order to continue our business operations beyond mid-October 2006.

As more fully described in "Note 5 - Notes Payable" and "Note 8- Equity Financing" to the financial statements contained in "Part I. Financial Information" of this Form-10-QSB, we have raised the following gross cash amounts from outside sources since January 1, 2005:

      a) $561,778 was received (including $12,288 from three members of our Board of Directors) in the first quarter of 2005 related to private placement memorandum, in exchange for common stock and the return of warrants, brokered by our former placement agent Meyers Associates, LP ("Meyers");

      b) During the year ended December 31, 2005, the Company received gross cash proceeds which totaled $1,006,000 in exchange for notes payable and warrants. Notes which totaled $480,000 were placed by Meyers. One note for $175,000 was arranged directly by us. Notes which totaled $320,000 were arranged by a new placement agent Dawson James Securities, Inc. Notes which totaled $31,000 were arranged by us and made by six (6) members of our Board of Directors.

            Subsequent to December 31, 2005 and as of June 30, 2006, $481,000 of these notes have been repaid (plus interest thereon which totaled $28,685), $450,000 have been converted to equity and one note for $75,000 remained unpaid, and remained unpaid as of August 17, 2006.

      c) During the six months ended June 30, 2006, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, the Company completed the sale of an aggregate of $3,275,000 of Units, consisting of 282.5 Units representing $2,825,000 principal amount in cash plus $450,000 principal amount of cancelled notes payable (see above) representing payment in full for 45.0 Units. Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock and Series A-1 Warrants and Series A-2 Warrants. Each share of Series A Preferred Stock has a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and is initially convertible into 62,500 shares of Common Stock at $.16 per share (the "Conversion Price") at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 consecutive trading days.

            Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants"). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only exercises. The Warrants are subject to redemption by the Company commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days.

            If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange their Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

            The placement agent received 10% sales commissions on the 282.5 Units sold for $2,825,000 cash as described above, or $282,500, and an additional 3% non-accountable expense allowance payment of $84,750 on these same Units, both of which were accounted for as issuance costs.

            The placement agent will also be issued 4,414,063 shares of common stock as additional issuance cost for the sale of the 282.5 Units for cash. The value of these additional common shares, amounting to $926,500, has been recorded as of June 30, 2006 as an additional cost charge to "Additional paid-in capital - preferred stock," with an offsetting credit to "Common stock to be issued." Upon the issuance of these common shares, the related values will be transferred from "Common Stock to be issued" to "Common Stock" and "Additional paid-in capital - common stock."

            The Company has not yet concluded its money raising activities pursuant to the confidential Private Placement Memorandum dated December 5, 2005, as supplemented and there have been no more interim closes since June 30, 2006. The Company has been advised by its escrow agent that the escrow account contains additional funds aggregating $70,000 which have not been closed on, and are accordingly not reported as assets of the Company at June 30, 2006.

These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities offered. The securities offered will not be or have not been registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The issuance of these securities did not required registration under the Act, pursuant to exemption available under the provision of Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

Of the $2,825,000 cash received through June 30, 2006 from this most recent offering, $487,600 cash has been paid out in related offering costs, including $100,000 to Meyers as a buy-out of their agreement. An additional $509,685 has been disbursed to repay $481,000 in notes payable, including $28,685 in accrued interest thereon.

The balance of the proceeds of this raise, or approximately $1,827,000, has been available to fund our operations for the six months ended June 30, 2006 and since that date, and as noted above only $457,258 and approximately $162,000 remained unexpended as of June 30 2006 and August 17, 2006, respectively.

We had positive working capital of $208,983 at June 30, 2006, which produced a current ratio of 1.33 to 1.0, compared to negative working capital of $1,312,350 at December 31, 2005, which produced a current ratio of .15 to 1.0.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

If we are not able to raise additional capital, we will be unable to pay our expenses and other commitment obligations as they come due, and may not be able to continue as a business enterprise.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

We believe that if we are successful in raising additional funds ranging from $1.5 million to $2.0 million by mid-October, 2006, of which there can be no assurance, we may be able to meet our working capital requirements for the next 9 to 12 months from invested capital and revenues, including potential payments from strategic partners. The expected growth of our business will have to be largely funded in the near-term by additional equity or debt to support the higher inventory levels, accounts receivable levels and continuing operating losses. There can be no assurance additional financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be unable to enhance our products, take advantage of future revenue-producing opportunities or respond to competitive pressures.

Implementation of Business Plan

Revenue recognition will be critical to our future success. The following six phases summarize the strategies and tactics that we have employed and will continue to employ in order to generate future revenues:

In Phase I, we have established and expanded upon its Pioneer Patent Portfolio to protect the substantial investment involved in launching the Med-eMonitor System.

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

In Phase V, we improved its ability to make direct sales into the disease management and managed care markets, through hiring top performing salespeople experienced in these markets

In Phase VI, we expect to achieve significant revenue recognition. By establishing the technology through scientific studies, establishing alliances with larger companies and developing national visibility and credibility, we believe that we have positioned the Med-eMonitor System as a product pharmaceutical and disease management companies can trust to safely and effectively monitor their patients' medication and medical treatment adherence.

Summary Accomplishments in 2006

Equity Financing

Through August 17, 2006, we have raised an additional $3,275,000 through the sale of units comprised of convertible preferred stock and warrants, including $2,825,000 for cash and $450,000 through the conversion of previously outstanding notes payable. We have repaid an additional $481,000. The face values of our aggregate promissory note obligations have been reduced from $1,006,000 at December 31, 2005 to $75,000 as of August 18, 2006.

We have retained Richardson & Patel, and Independent Consulting Associates to work with our placement agent to complete the Company's financing for an additional $1.5 to $2.0 million.

These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities offered. The securities offered will not be or have not been registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The issuance of these securities did not required registration under the Act, pursuant to exemption available under the provision of Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

Estimated Revenue Backlog

We have estimated revenue backlog, consisting of orders and Verbal Commitments as of June 30, 2006 totaling approximately $448,000 ($300,000 estimated through June 30, 2007), as follows (all numbers approximate):

      a) $147,000 remaining on a $149,000 an NIH-funded grant pursuant to an HIV study, conducted in conjunction with the University of California-San Francisco. Up to $55,000 will be available to us through May 2007, $35,000 of which is to cover our internal costs and up to $20,000 of which is to reimburse us for up to 50 Med-eMonitors to be provisioned from our fixed asset stock. The balance of the contract revenues are to reimburse us for costs incurred by UCSF as our sub-contractor;

      b) $129,000 with the University of Pennsylvania. This project relates to a medication adherence benefit to be provided by the University as a self-insurer to certain beneficiaries with chronic conditions. Up to $33,000 will be available to us though September 2007 for the use of up to 100 Med-eMonitors and our related hosting system. The balance of the funds is to be disbursed to another party on a sub-contract basis.

      c) Up to $155,000 in commitments from the University of Texas Health Science Center, San Antonio. This commitment is over five (5) years, or approximately $33,000 in the first year, and in support of a medication and care plan adherence program for schizophrenia patients.

      d) Up to $73,000 pursuant to a trial program with a major home security company.

      e) $13,000 with Enhanced Care Initiatives (ECI). This initiative, projected to be through June 2007, relates to an expanded program in Tennessee and Texas;

      f) $4,000 for a pilot study with the University of Pennsylvania through September or October, 2006, for patients with a high risk of stroke.

Background on Estimated Revenue Backlog

Earlier in the year we announced that we had successfully established the effectiveness of the Med-eMonitor System in improving medication adherence rates and significantly reducing Hemoglobin A1c (HbA1c) rates in a study of diabetes patients at St. Vincent Healthcare in Billings, Montana. We believe that we have continued to benefit from these findings as we continue our business development activities.

The University of Pennsylvania, a self-insured employer, is offering our Med-eMonitor System as an employee benefit to selected University of Pennsylvania (Penn) employees and retirees with chronic health care conditions known to cause high rates of stroke, heart disease, premature death, and reduced quality-of-life. The contract carries a potential value of $129,000 to InforMedix.

Penn, the home of the nation's first medical school, the largest private employer in Philadelphia, and the second largest employer in the Commonwealth of Pennsylvania, will be using its Cardiovascular Disease Risk Factor Care (CDRF) Management Team to administer this first-in-the-nation employee benefit program. This comprehensive program is designed to significantly improve patient outcomes and reduce health care costs.

In the first phase of the program, 100 selected patients will receive The Med-eMonitor(TM) System. The CDRF team will monitor patient data through a secure Internet site and alert patients and their healthcare professionals to early signs of poor compliance or declining health.

Penn's CDRF Management Team previously conducted a program for Type II diabetics in Montana using InforMedix's Med-eMonitor System, whereby mean medication adherence rates improved to over 92% compared to a baseline medication adherence rate of 40%, and Hemoglobin A1c (HbA1c) levels were reduced by an average of 18.5% in a 3 month period (p<.002). Reductions in HbA1c, hypertension, and cholesterol are associated with improved lifespan and morbidity and a significant reduction in healthcare costs in the treatment of Diabetes patients.

We have received a commitment for an order for 200 Med-eMonitor Systems potentially valued at $155,000 from the University of Texas Health Sciences Center, San Antonio, to be used in a medication and care plan adherence program for schizophrenia patients. This substantial order follows a highly successful pilot program, whereby medication adherence rates were increased from 52% to over 94%. These results were previously published in Schizophrenia Bulletin, and will be featured in the September 2006 edition of Psychiatric Times (circulated to 39,500 patient-care psychiatrists) along with a picture of the Med-eMonitor. The Med-eMonitor System pilot program results will also be published in a chapter this scientist is writing for a book on Clinical Practice.

We have also entered into a Trial Program Agreement with a major home security company with a strategic initiative to expand into healthcare monitoring. We will provide our Med-eMonitor System for remote monitoring and communication of healthcare information to a chronically ill population, on an integrated basis with the home security's monitoring services, all pursuant to a Trial Program involving up to 300 patients for up to 6 months. This relationship is proceeding. We believe that we have identified a clinical population to whom we will be delivering a clinical program using the Med-eMonitor System in conjunction with this major home security company and a major disease management company, and contracting is underway to hopefully finalize the business terms to initiate this Trial Program Agreement.

We announced that our agreement with Enhanced Care Initiatives (ECI) for the State of Tennessee has been expanded to include a newly developed program for the State of Texas.

Based in Shelton CT, ECI is a specialty care management company focused on the top 1% to 2 % of chronically ill patient populations that have multiple co-morbidities and the highest costs (comprising approximately 27% of all healthcare expenditures nationwide). ECI's proprietary SAM platform has been designed to monitor and improve the health status of these complex and expensive patients. We have developed for ECI a custom designed application of our highly interactive Med-eMonitor system to be fully integrated with the SAM platform.

At the time of the announcement, Dr. David Chess, ECI's President and CEO, said he views our Med-eMonitor as, "An important extension of the SAM platform that provides ECI with a meaningful competitive advantage." Dr. Chess commented that ECI plans to utilize the Med-eMonitor with virtually 100% of its complex psychiatric patients, and that a large number of frail elderly patients would also be involved in using the InforMedix's "smart pillbox."

We recently initiated a pilot program with the University of Pennsylvania utilizing the Med-eMonitor System (TM) for patients with high risk of stroke. This novel rewards-based program has begun enrolling patients who are currently taking anticoagulant medication. This "blood thinner" medication is used to prevent blood clots from forming in the body that cause life-threatening strokes and pulmonary embolism (an often fatal blood clot in the lungs). Taking too little medication results in increased incidence of stroke and pulmonary embolism, while taking too much medication may cause life-threatening excessive bleeding.

In addition we will continue to seek any number of meetings in the next several months with senior executives and a Board of Directors from large health plans, and the Center for Medicare and Medicaid Services (CMS).

We have retained Richardson & Patel (R&P), and Independent Consulting Associates
(ICA) to work with our placement agent to complete the Company's financing for an additional $1.5 to $2.0 million. They have provided introductions to a private equity company specializing in microcap PIPES, and an investment bank. The Company, R&P and ICA are in negotiations regarding the pricing and other terms of the round with both the private fund and the investment bank.

Independently the Company has been in discussions with another investment banker for several months who has completed his due diligence of the Company. We are now in negotiations with him and his investment bank regarding the timing, terms and conditions of an equity PIPE. However there can be no assurance the Company will be successful with these or any other sources of financing which would cause the Company to curtail or suspend its operations if it is without sufficient revenues at such time.

Item 3. Controls and Procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2006.

Based upon their evaluation as of the end of the time period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised on August 21, 2006 by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their performance of review procedures for the period ended June 30, 2006, they have identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures. Based on our limited capital resources and inadequate staffing levels, we will not be able to remediate this material weakness in our internal control over financial reporting in the near-term. However we have instituted changes and procedures that are currently in place and are intended to compensate for this material weakness and therefore in the interim reduce the likelihood of material misstatements and or improper disclosures in our financial statements and reports, including:

      a) We have retained Larry D. Grant, a Partner with Tatum, LLC, as our Chief Financial Officer for the period covered by this Form 10-QSB, and who will continue in that role until September 9, 2006. His interim services are provided pursuant to an "Interim Part-Time Executive Service Agreement;" and

      b) We have retained Rose Financial Services to provide all day-to day accounting functions on an outsourced basis, with oversight and coordination of all financial reporting by Mr. Grant.

Management believes appropriate oversight has been in place during this fiscal quarter to prevent material misstatements and promote adequate disclosures in our financial reporting as of June 30, 2006.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We currently are not a party to any legal proceedings.

Item 2. Changes in Securities.

Except as set forth herein, all issuances of restricted securities by the Company during the three-month period ended June 30, 2006, were previously reported on Form 8-K

During the quarter ended June 30, 2006, and pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, the Company completed the sale of an aggregate of $1,292,000 of Units consisting of Series A Preferred Stock, with a stated value of $10,000 per share and Series A-1 Warrants and Series A-2 Warrants. During the quarter ended March 21, 2006, the Company sold $1,983,000 of Units, or an aggregate of $3,275,000, as of June 30, 2006. The 282.5 Units issued represent $2,825,000 principal amount in cash, plus $450,000 principal amount of cancelled notes payable representing payment in full for 450 Units.

Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock, with an 8% dividend payable annually in cash or common stock, and initially convertible into 62,500 shares of Common Stock, at $0.16 per share (the "Conversion Price") at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 consecutive trading days.

Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $0.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $0.32 per share (collectively, "the Warrants"). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only exercises. The Warrants are subject to redemption by the Company commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days.

The Placement Agent, Dawson James Securities, Inc. received 10% sales commissions on the 282.5 Units sold for $2,825,000 or cash or $282,500, and an additional 3% non-accountable expense allowance payment of $84,750 on these same
282.5 Units. The Placement Agent will also be issued an aggregate of 4,414,063 shares of Common Stock as additional issuance cost for the sale of the 282.5 Units for cash, as described above, totaling $1,958,000.

These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities continued to be offered. The securities offered will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The issuance of these shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of
Section 4(2) of the Act and Regulation D promulgated thereunder.

In June 2006, the Company issued 24,494 net shares of common stock to Mill Microsystems, LLC, a vendor under a General Independent Contractor Agreement effective as of November 1, 2004. The shares were re-issued as a replacement, and were for services previously rendered to the Company.

In June 2006, the Company issued 50,000 shares of Common Stock to American United Global, Inc., a public company affiliated with a former director of the Company, in settlement of prior obligations to the director and valued at $7,500.

In June 2006, the Company issued 3,000 shares of Common Stock to Louis Sherwood, the Chairman of the Company's Scientific Advisory Board in satisfaction of services valued at $540 which were rendered in 2005.

The issuance of these shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of
Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions.

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

Dated: August 21, 2006               InforMedix Holdings, Inc.


                                     By: /s/ Bruce A. Kehr
                                         --------------------------------------
                                         Bruce A. Kehr, Chief Executive Officer
                                         (Principal executive officer)


                                     By: /s/ Larry D. Grant
                                         ---------------------------------------
                                         Larry D. Grant, Chief Financial Officer
                                         (Principal financial officer)

                            InforMedix Holdings, Inc.

                         Quarterly Report on Form 10-QSB
                           Quarter Ended June 30, 2006

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