Form 10QSB
period 2006-09-30
INFORMEDIX HOLDINGS INC
filed 2006-11-21
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ___    No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 39,296,321 shares of the registrant’s common stock, par value $.001 per share, outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check One): Yes: ___  No: X

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Period Ended September 30, 2006

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current Assets:
Cash & Equivalents	$12,920
Accounts Receivable, net of allowances of $15,510	44,077
Inventory	275,452
Prepaid Assets & Other Current Assets	88,747
Total Current Assets	421,196

Furniture, Fixtures & Equipment (Net)	100,263

Total Assets	$521,459

LIABILITIES

Accts Payable & Accrued Expenses	$550,765

SHAREHOLDERS' DEFICIT

Preferred Stock, $.001 Par Value; 4,500,000 shares authorized
342.6771 shares issued and outstanding	$-
Common Stock, $.001 Par Value; 200,000,000 shares authorized
38,796,321 shares issued and outstanding	38,796
Additional Paid-in-Capital	23,233,606
Common Stock to be issued	948,270
Accumulated Deficit	(24,249,978)

Total Shareholders' Deficit	(29,306)

Total Liabilities & Shareholders' Deficit	$521,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

InforMedix Holdings, Inc.

Item 1.	Financial Statements (continued)

Condensed Consolidated Statements of Operations
for the Nine and Three Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended Sept 30		Ehree Months Ended Sept
	2006	2005	2006	2005

REVENUES	$42,722	$21,550	$33,373	$3,000

COST OF GOODS SOLD	28,770	12,613	21,845	6,238

GROSS PROFIT	13,952	8,937	11,528	(3,238)

OPERATING EXPENSES
Research & Development	312,342	308,725	91,254	87,183
Selling, General & Administrative	1,936,645	1,203,149	405,546	339,767
Depreciation & Amortization	152,514	13,948	13,491	3,401

Total Operating Expenses	2,401,501	1,525,822	510,291	(430,351)

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,387,549)	(1,516,885)	(498,763)	(433,589)

OTHER INCOME/(EXPENSE)
Int Income	2	4	-	-
Int Exp	(215,311)	(13,710)	(7,783)	(11,612)

Total Other Income/(Expense)	(215,309)	(13,706)	(7,783)	(11,612)

NET LOSS BEFORE PROVISION FOR TAXES	(2,602,858)	(1,530,591)	(506,546)	(445,201)

PROVISION FOR TAXES	-	-	-	-

NET LOSS	(2,602,858)	(1,530,591)	(506,546)	(445,201)

ACCRETION, DEEMED PREFERRED STOCK DIVIDEND	(3,426,771)	-	(151,771)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(6,029,629)	$(1,530,591)	$(658,317)	$(445,201)

Net Loss per Basic and Diluted Shares	$(0.16)	$(0.04)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	38,760,503	36,612,402	38,796,321	38,170,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

InforMedix Holdings, Inc.

Item 1.	Financial Statements (continued)

Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES -

Net Loss	$(2,602,859)	$(1,530,591)

Adjustments to reconcile net loss to net cash (used) in Operating Activities:
Unearned Compensation	-	2,725
Depreciation and Amortization	34,101	13,948
Amortization of Discount on Notes Payable	189,699	-
Amortization of Deferred Loan Costs	114,014	-
Stock Option expense - Employees	612,148	-
Stock Option and Warrant Expense - Consultants	128,980	-
Common Stock issued and to be issued for compensation and services	39,158	182,603
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(24,527)	(8,550)
(Increase) Decrease in Inventory	(88,852)	(1,963)
(Increase) Decrease in Prepaid Expenses and Other Assets	(82,837)	17,305
Increase (Decrease) in Accounts Payable and Accrued Expenses	(172,776)	308,336

Total Adjustments	749,108	514,405

Net Cash (used in) Operating Activities	(1,853,751)	(1,016,186)

CASH FLOWS FROM INVESTING ACTIVITIES -
Sale of equipment	8,939	-

Net Cash Provided by Investing Activities	8,939	-

CASH FLOWS FROM FINANCING ACTIVITIES -

Proceeds from issuance of Units (Preferred Stock and Warrants) - Net	2,398,300	-
Proceeds from Common Stock issuances	-	260,547
Proceeds from (Payment on) notes payable	(556,000)	661,000

Net Cash Provided by Financing Activities	1,842,300	921,547

Net (Decrease) in Cash and Cash Equivalents	(2,512)	(94,639)

Cash and Cash Equivalents at Beginning of Period	15,432	95,146

Cash and Cash Equivalents at End of Period	$12,920	$507

Supplemental Disclosure of Cash Flow Information:

Cash Paid during the Period for:
Interest Expense	$30,759	$1,360
Income Taxes	-	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Common Stock issued or to be issued for services and compensation	$24,842	$182,603
Unrecognized expense of warrants and options pursuant to consulting services agreements	$82,063	$-
Stock option and warrant expense puruant to consulting services agreements	$121,031	$-
Expense related to employee stock options	$545,349	$-
Accretion of deemed Preferred Stock dividend against paid in capital - common stock	$3,426,771	$-
Conversion of Notes Payable to Common Stock	$531,771	$-
Unearned compesation on options issued	$-	$41,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain all the information included in the Company’s annual consolidated statements and notes. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

InforMedix Holdings, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 19, 2000 under the name Hunapu, Inc.

On May 8, 2003, InforMedix Acquisition Corp. (“Acquisition Corp.”) merged with and into Hunapu Inc. (“Hunapu”) pursuant to the Agreement and Plan of Reorganization dated February 7, 2003 (the “Agreement”). Hunapu was the surviving entity and subsequently changed its name to InforMedix Holdings, Inc.

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

Pursuant to the Agreement, the Company’s stockholders approved the authorization of 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

Acquisition Corp. was a Delaware holding company, incorporated on June 26, 2002, with a wholly owned subsidiary IFAC, Inc. (“IFAC”), for the purpose of acquiring InforMedix, Inc. (“InforMedix”). InforMedix was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-eMonitor SystemTM.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

On August 14, 2002, InforMedix merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, InforMedix merged into IFAC in a share exchange agreement, and InforMedix became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

InforMedix’s stockholders received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix’s stock pursuant to the terms of the merger. Acquisition Corp. conducted no other business operations other than the share exchange with InforMedix and subsequent merger into Hunapu. The initial merger into Acquisition Corp became effective on August 22, 2002. InforMedix remains the only operational segment of the Company today.

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

The Company has raised $3,426,771 during the nine months ended September 30, 2006 (including new gross cash proceeds of $2,895,000 and conversions of notes payable totaling $531,771), pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, and before deductions for costs and investment banker fees. After paying out-of pocket cash commissions and other costs related to this offering, totaling $496,700, as well as an additional $481,000 in principal notes payable with additional accumulated interest thereon totaling $28,685, the Company retained net proceeds from this offering through September 30, 2006, amounting to $1,860,899. These funds have been used for the Company’s other business purposes. Prior to January 1, 2004, InforMedix was classified as a development stage company.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of InforMedix Holdings and its subsidiary for the nine months and three months ended September 30, 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Currently the Company maintains cash and cash equivalent balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, the Company had cash deposits at this institution that were within the $100,000 insured limit.

Inventory

Inventory consists of a) finished Med-eMonitor units that have been manufactured and are provisioned for projected sales transactions wherein the title will transfer to the customer, rental transactions where the customer will pay a rental fee but title is retained by the Company, and/or b) work and materials-in process for the Med-eMonitor units that are currently being manufactured by the Company’s third party contract manufacturer. At September 30 2006 there are no finished units included in inventory. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

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

Intellectual Property Assets

The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company’s patents were cited as prior art in 154 other issued patents. Two of the 15 issued patents may no longer be asserted as of September 30, 2006. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its condensed consolidated balance sheet at September 30, 2006.

Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine months ended September 30, 2006 and 2005 have been expensed as research and development.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Revenue and Cost Recognition

The Company provides a medication adherence device known as a “Med-eMonitor,” which is placed in a patient’s proximity and which is programmed via a back-end Web services platform to both prompt and provide access to medications pursuant to each particular patient’s prescribed medication regimen.

The Company is developing a number of different channel alternatives and transaction models for the delivery of its products and service offerings, including Med-eMonitor unit sales and rental programs. In all cases, the Company also provides Web platform installation and set-up services, training, and an ongoing Web-services monitoring services via its proprietary Med-eXpert platform.

Revenues are derived as follows:

a)	Front-end training, set-up and installation support services are earned at the time the service is rendered.
b)
Revenue is recognized as a “sales” transaction for any Med-eMonitor units wherein the title legally transfers to the patient or an intermediary service provider. Through the nine months ended September 30, 2006, the Company has not recorded any sales under this transaction model.

c)
Revenue is recognized on a monthly basis as “rental” income wherein the Company retains title to the Med-eMonitor units. Through the nine months ended September 30, 2006, the Company deployed fifty (50) units under this transaction model.

d)
Revenue is recognized on a monthly basis for a separate service fee for the back-end Med-eXpert hosting service, regardless of whether the Med-eMonitor units are deployed under the sales or rental transaction model as aforementioned. This fee includes reimbursement for the requisite monitoring and connectivity service to the individual deployed Med-eMonitor devices. Through the nine months ended September 30, 2006 five such hosting platforms were deployed for revenue-producing purposes.

e)	Revenues from government grants are recognized at the time the services and/or provisioned equipment are rendered or provided respectively.

Out-of pocket costs and directly allocable internal costs incurred in producing the above revenues are allocated to “Costs of producing revenue” at the time the corresponding revenues are recognized. Until such time as Med-eMonitor units included in Fixed Assets are deployed in rental programs with sufficient scale, the related deprecation charges are recorded as period depreciation operating expense.

Research and Development

Research and development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor devices, communications connectivity between the devices and the databases via the Internet, continuing improvement of the firmware in the device and Med-eXpert software to better meet customer needs, and Website development. Research and development costs are expensed as incurred.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

The cost of advertising is expensed as incurred. Advertising costs were $10,839 and $-0- for the nine months ended September 30, 2006 and 2005, respectively.

(Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at September 30, 2006 and 2005 when the Company reported losses because to do so would be anti-dilutive for periods presented.

The Company has incurred significant losses since its inception to fund the research and development of its Med-eMonitor System, including the development and expansion of its intellectual property portfolio; to prove through independent third part academic medical center programs that the Med-eMonitor System improves medication and care plan adherence to levels of greater than 90%; and travel activities and attendance at trade shows, conferences, and meetings with customer prospects to create awareness of the product to pre-sell and sell the Med-eMonitor System.

The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended:
	September 30
	2006	2005
Net Loss Applicable to Common Shares	$(6,029,630)	$(1,530,591)

Weighted-average common shares Outstanding (Basic)	38,760,503	36,612,402

Weighted-average common stock equivalents:
Convertible preferred shares	-	-
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	38,760,503	36,612,402

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in the “Selling, general and administrative expenses” line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. In certain cases the Company granted stock options at an exercise price less than the market price on the date of grant, and accordingly compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R) (none of which was recorded in the nine months ending September 30, 2006).

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the nine months ending September 30 prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense (or to prepaid expense if the underlying services are to be performed over a fixed period, and than amortized into expense over that period) and credited to additional paid-in capital.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

Discount on Notes Payable

A discount on notes payable was recorded by the Company with respect to various promissory notes issued during the year ended December 31, 2005. The promissory notes, which were each issued pursuant to private placements of units, are more fully described in Note 5. The amount of the discount was calculated by subtracting the fair market value of the warrants or shares of common stock included in the units issued pursuant to the terms of the private placement. The discount is being amortized over the life of the respective promissory notes and recorded as interest expense, but the balance of which is accelerated in the event respective notes are converted to equity and/or paid off in advance of the expected life of the promissory note.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FASB 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FASB 151 is effective for the Company in 2006. The Company does not expect FASB 151 to have a material impact on its results and financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position, results of operations and cash flows.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position and results of operations.

NOTE 3 - INVENTORY

At September 30, 2006, inventory consists entirely of work-in-progress payments made to the Company’s third party contract manufacturer for 750 Med-eMonitor units. Upon completion of all or any portion of these units, and upon taking delivery, the Company will make a determination as to which units are to be provisioned for resale, wherein title will transfer to customers (“Med-eMonitor Sales Inventory”) and which units are to be provisioned for rental programs and/or other sales and marketing demonstration activities (“Med-eMonitor Company-Owned Units”).

Costs attributed to Med-eMonitor Sales Inventory will be included in inventory as finished goods, and costs attributed to Company Units will be transferred to Fixed Assets (see Note 4). The inventory complies with the design and manufacturing specifications of the Med-eMonitor, and as such the Company does not believe any adjustment for obsolescence is necessary.

At December 31, 2005, all previous costs incurred for the original 250 Med-eMonitor units had been transferred to Fixed Assets as Med-eMonitor Company-Owned Units.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at September 30, 2006:

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

Office and manufacturing equipment	$38,456
Med-eMonitor Company-Owned Units 94,261
Computer equipment and software	97,830
Equipment under capital leases	45,622
276,169
Less: accumulated depreciation	175,906
Net book value	$100,263

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $34,101 and $15,829, respectively. There is no amortization expense of equipment under capital leases in either of the nine months ended September 30, 2006 and 2005, respectively.

Med-eMonitor Company-Owned Units consists of the original 250 units previously manufactured for the Company by its third party contract manufacturer in 2002 and 2003. The average original cost for this group of units is $413, and the units are being depreciated on a straight line basis over 3 years.

For the nine months ended September 30, 2006, fifty Med-eMonitor Company Owned Units were deployed for revenue-producing purposes, and all are being rented on a monthly basis wherein title has been retained by the Company.

NOTE 5 - NOTES PAYABLE

On June 6, June 18, and June 28, 2005, the Company entered into short-term promissory notes payable (“Bridge Notes”) with various individuals pursuant to a private offering arranged by the Company’s then placement agent Meyers Associates, L.P. (“Meyers”). These individuals loaned $230,000 collectively to the Company evidenced by notes that were to mature on June 30, 2006. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable for 230,000 shares at $.15 per share. During the nine months ended September 30, 2006, notes totaling $100,000, together with $7,932 of accrued interest thereon, were repaid and the remaining notes totaling $130,000 (principal amounts only) were converted into 13.0 shares of the Company’s preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8). As of September 30, 2006, only accrued interest totaling $12,556 on the two converted notes which aggregated $130,000 face amount remained unpaid.

On July 26, 2005, the Company borrowed an aggregate $6,000 from the six Directors on the Company’s Board of Directors. The notes accrued interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable for an aggregate of 6,000 shares at $.15 per share. During the nine months ended September 30, 2006, all notes totaling $6,000, together with $508 of accrued interest thereon, were repaid. As of September 30, 2006 all such notes have been repaid.

On August 5, 2005, the Company entered into a promissory note and warrant agreement with an existing shareholder pursuant to a private placement offering made directly by the Company without the assistance of its placement agent. The accredited investor loaned $175,000 to the Company pursuant to a note scheduled to mature on August 5, 2006. The note accrued interest at a rate of 10% per annum. In addition, the investor received warrants exercisable for 175,000 shares at $.15 per share. The Note, which was secured with a pledge of accounts receivable, inventory, and common stock, was repaid, together with accrued interest of $8,507, during the nine months ended September 30, 2006.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

On August 18, 2005, August 24, 2005, and September 9, 2005, the Company closed on three separate promissory note and stock purchase agreements with existing shareholders pursuant to a private placement offering arranged by Meyers. The investors loaned $125,000, $75,000 and $50,000 to the Company pursuant to promissory notes maturing on August 18, 2006, August 24, 2006, and September 9, 2006, respectively. The notes accrue interest at a rate of 10% per annum. In addition, Meyers was issued 375,000, 225,000, and 150,000 shares of common stock as “replacement shares” to reimburse Meyers at 150% of the registered shares it transferred to the investors pursuant to the stock purchase agreements. During the nine months ended September 30, 2006, the $75,000 note (principal only) was converted into 7.5 shares of the Company’s preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), and the remaining two notes of $125,000 and $50,000 (together with accrued interest thereon totaling $11,316) were repaid. As of June 30, 2006, accrued interest totaling $3,229 on the converted note for $75,000 remains unpaid.

On October 5, 2005, October 13, 2005 and October 27, 2005, the Company entered into various short term promissory notes payable with various individuals pursuant to a private offering arranged by the Company’s new placement agent Dawson James Securities, Inc. These individuals loaned $320,000 collectively to the Company in notes that mature on October 5, 2006, October 13, 2006 and October 27, 2006, respectively. The notes accrue interest at a rate of 10% per annum. In addition, the investors received warrants exercisable for an aggregate of 320,000 common shares at $.15 per share. During the six months ended September 30, 2006, notes totaling $245,000 (principal only) were converted into 24.5 shares of the Company’s preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8). As of September 30, 2006, accrued interest totaling $15,173 on the converted notes which aggregated $320,000 face amount remained unpaid.

On December 21, 2005, the Company borrowed an aggregate of $25,000 from two of its six Directors on the Company’s Board of Directors. The notes accrue interest at a rate of 10% per annum. In addition, the Directors will receive warrants exercisable for an aggregate of 25,000 common shares at $.15 per share. During the nine months ended June 30, 2006, both notes aggregating $25,000, together with accrued interest thereon of $422, were repaid.

Interest expense accrued on the face value pursuant to the above notes was $23,987 and $-0- for the nine months ended September, 2006 and 2005, respectively ($5,723 and $-0- for the three months ended June 30, 2006 and 2005, respectively). An additional amount of discount on notes payable was also recognized as interest expense amounting to $183,129 and $-0- for the six months ended June 30, 2006 and 2005, respectively. At September 30, 2006, accrued but unpaid interest totals $30,958 on the converted and unpaid notes; all interest as been paid on repaid notes, as indicated above, totaling $28,685.

Certain loan costs have previously been deferred in connection with the above-referenced notes payable. An additional amount of amortization on deferred loan costs was recognized amounting to $110,842 and $-0- for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, net unamortized deferred loan costs total $3,172 on the one remaining unpaid note in the amount of $75,000.

For the nine months ending September 30, 2006, the above notes payable, which were unpaid at December 31, 2005 and which totaled $1,006,000 face value in the aggregate ($816,301, net of then unamortized discount on notes payable at that date), have been dispensed with as follows:

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

a)
Notes payable totaling $450,000 face value were converted into 45.0 shares of the Company’s preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8);

b)	Notes payable totaling $481,000 face value were repaid; and

c)
One note payable totaling $75,000 ($68,430, net of discounts on notes payable) was converted with accrued interest into the Preferred Series A shares on August 25, 2006. This conversion note and earned interest was converted for 81.1771 Series A shares.

NOTE 6 - OPERATING LEASE.

Effective March 2004, the Company signed a one year lease agreement for $2,408 per month. The Company continues to make lease payments on a month to month basis at a rate of $2,408 per month.

NOTE 7 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2006, deferred tax assets consisted of the following:

Deferred tax assets	$7,079,890
Less: valuation allowance	(7,079,890)
Net deferred tax assets	$-0-

At September 30, 2006, the Company had accumulated deficits in the amount of $20,823,207, available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - EQUITY FINANCING

The Company issued its second private placement memorandum (“PPM2”) on December 22, 2004 for a maximum $1,000,000 raise consisting of shares of common stock in exchange for cash and the surrender of warrants. The offering was limited to existing warrant holders that had received warrants pursuant to a previous private placement memorandum (“PPM1”). Pursuant to PPM2, warrant holders were offered 122,727 shares of common stock in exchange for each exchange unit comprised of $10,000 in cash, 135,136 Class A Warrants, and 135,136 Class B Warrants.

On December 30, 2004, the Company completed its first closing pursuant to PPM2 whereby the Company issued 1,239,542 shares of common stock in exchange for $101,000 in cash, 1,364,874 Class A Warrants, and 1,364,874 Class B Warrants.

InforMedix Holdings, Inc.

 NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

During the first quarter of 2005, pursuant to PPM2, the Company issued an aggregate of 6,743,603 shares of common stock in exchange for $549,500 in cash, 7,425,724 Class A Warrants, and 7,425,724 Class B Warrants.

In March 2005, three of the Company’s Board Members received an aggregate of 150,807 shares of common stock in exchange for $12,288 in cash, 166,054 Class A warrants, and 166,054 Class B Warrants on the same terms as other investors participating in the exchange offering pursuant to PPM2.

On February 16, 2005, The Company issued a third private placement memorandum (“PPM3”) offering its investment banker and its assignees an opportunity to exchange placement agent warrants received as compensation for services pursuant to PPM1 for Common Stock in the Company. Pursuant to PPM3, holders of placement agent warrants were able to exchange them for shares of Common Stock at an aggregate exchange rate of 45% if the holder exchanges all placement agent warrants held. The exchange rate of 45% was determined based on the relative fair market values of the shares issued and the warrants surrendered using the Black-Scholes method for valuing derivative securities.

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

During the nine months ended September 30, 2006, and pursuant to a confidential Private Placement Memorandum dated December 5, 2005 (“PPM4”), as supplemented, the Company completed the sale of an aggregate of $3,426,771 of Units, consisting of 289.5 Units representing $2,895,000 principal amount in cash plus $531,771 principal amount of cancelled notes payable representing payment in full for 53.1771 Units. Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock and Series A-1 Warrants and Series A-2 Warrants. Each share of Series A Preferred Stock has a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and is initially convertible into 62,500 shares of Common Stock at $.16 per share (the “Conversion Price”) at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 consecutive trading days.

Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants”). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only (not cashless) exercises. The Warrants are subject to redemption commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days.

If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange their Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

The placement agent received 10% sales commissions on the 289.5 Units sold for $2,895,000 cash as described above, or $289,500, and an additional 3% non-accountable expense allowance payment of $86,850 on these same Units, both of which were accounted for as issuance costs.

The placement agent will also be issued 4,414,063 shares of common stock as additional issuance cost for the sale of the 289.5 Units for cash. The value of these additional common shares, amounting to $939,625, has been recorded as of September 30, 2006 as an additional cost charge to “Additional paid-in capital - preferred stock,” with an offsetting credit to “Common stock to be issued.” Upon the issuance of these common shares, the related values will be transferred from “Common Stock to be issued” to “Common Stock” and “Additional paid-in capital - common stock.”

The Company concluded its money raising activities pursuant to the confidential private placement memorandum dated December 5, 2005 with a closing on $70,000 of cash and $81,771 of converted notes/earned interest on August 25, 2006.

In October 2006, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM5”). Based on the terms of the offering released on October 17, 2006, the Minimum funding sought would be in the amount of $500,000, with the Maximum Offering set at $2,000,000. The offering also allows for an over subscription of an additional 25% (i.e. $500,000) over the Maximum Offering, or up to $2,500,000 of total funding.

In October 2006, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM5”). Based on the terms of the offering released on October 17, 2006, the Minimum funding sought would be in the amount of $500,000, with the Maximum Offering set at $2,000,000. The offering also allows for an over subscription of an additional 25% (i.e. $500,000) over the Maximum Offering, or up to $2,500,000 of total funding.

On October 27, 2006, the Company issued an Exchange offering to the holders of the Series A Preferred Stock and related Series A-1 and Series A-2 warrants for the purpose of reducing the number of outstanding warrants. The determination of the exchange structure was reviewed with several brokers engaged in the PPM4 offering. With a reduced number of Series A-1 and Series A-2 outstanding warrants, the Company will be enabled to increase the potential funding available under the PPM5 offering issued on October 17, 2006.

The terms of the Exchange Agreement provide for a total exchange of 115,000 shares of common stock for each share ($10,000 initial investment) of Preferred Series A Stock and accompanying Series A-1 and Series A-2 warrants.

This report is not used for the purpose of conditioning the market in the United States for any of the securities offered. The securities offered will not be or have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

On December 7, 2005, the Company’s Board of Directors approved a resolution to increase the number of authorized common shares from 80,000,000 to 200,000,000 effective as of March 14, 2006, when it was approved by shareholder vote.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

For the year ended December 31 2005, the Company issued 7,731,802 shares pursuant to PPM2, 4,542,199 shares pursuant to PPM3, 511,883 shares to consultants and vendors in exchange for services rendered, 750,000 shares in connection with debt financings and 150,807 shares to three independent Board Members pursuant to the terms in PPM2.

For the nine months ended September 30, 2006, the Company issued the following shares of common stock in exchange for services as indicated:

a)	A net increase of 24,494 common shares to a vendor to satisfy $5,216 in services related to research and development activities;

b)	50,000 common shares to the consulting company of a former director in settlement of prior commitment obligations valued at $7,500; and

c)	3,000 common shares to the chairman of the Company’s Scientific Advisory Board in satisfaction of services valued at $540.

For the nine months ended September 30, 2006, the Company is obligated to issue 4,414,063 shares representing additional consideration to the Placement Agent as related to confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), and which is valued at $926,500. The other commitment to issue common shares totals 7,500 shares owed to a member of the Company’s Scientific Advisory Board for past services, and has been valued at $1,350.

Preferred Stock

InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock had been issued by the Company as of December 31, 2005.

Pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), the Company has issued 342.6771 shares of preferred stock (including 53.771 such shares issued pursuant to the conversion of $525,000 of promissory notes and earned interest) during the nine months ended September 30, 2006.

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

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

The resulting values were allocated pro rata to the three elements of the Units, and of the $3,426,771 in gross value ($2,895,000 in cash and $531,771 in converted notes payable and related earned interest) received during the nine months ended September 30, 2006, $1,060,261.05 and $934,271.22 was accordingly credited to “Additional paid-in capital - warrants” for the A-1 and A-2 Warrants, respectively ($1,994,532 in total, of which $87,435 relates to the nine months ended September 30, 2006), with a corresponding charge to “Discount on preferred stock” in the same amounts.

The Company also recorded an additional charge to “Discount on preferred stock” totaling $1,432,239, related to the beneficial conversion feature of the preferred stock for the nine months ended June 30, 2006 ($64,336 for the three months then ended).

The total “Discount on preferred stock” arising from the above transactions, and aggregating $3,426,771 for the nine months ended June 30, 2006 ($151,771 for the three months then ended), was written off as “Accretion, deemed preferred stock dividend” as the underlying preferred stock is immediately convertible at the option of the preferred stockholder. The corresponding charge was made against “Paid in capital - common stock” inasmuch as the Company does not have positive retained earnings against which to charge the dividend.

The “Additional paid-in capital - preferred stock” resulting from the $3,426,771 in gross value ($2,895,000 in cash and $531,771 in converted notes payable/interest) arising from the issuance of 342.6771 Units, netted to $1,990,446, after deducting a) cash costs of $376,350 for commission and unaccountable expense allowance paid to the Placement Agent; b) $939,625 as additional cost attributable to the fair value of the 4,414,063 shares of common stock to be issued as additional fees to the Placement Agent or their assigns; c) $100,000 to buy-out the Meyers investment banking contract; and d) $20,350 in miscellaneous out-of-pocket costs.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in either “Research and development” or “Selling, general and administrative expenses” for the nine months and three months ended September 30, 2006 and 2005, respectively. Historically, the Company has been unable to fully pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

During the three months ended March 31, 2006, the Company entered into a termination agreement with its former CFO, which included a four-month continuation of salary payout totaling $50,000 plus employer taxes, payments to be made on a pro rata basis during the subsequent period April - July, 2006. Accordingly, and as of March 31, 2006, the Company recorded a severance accrual totaling $53,824, which has been charged to the “Selling, general and administrative expenses” in the condensed consolidated statements of operations, and this accrual was fully paid by September 30, 2006.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

Consulting Agreements

On December 5, 2005, the Company entered into a consulting agreement with an investment banker for the provision of consulting services related to corporate finance and other financial service matters. For these services, the investment banker will receive $3,000 per month through November 2006. In addition, the Company’s placement agent was granted a thirty-six month right of first refusal with respect to any public or private sale of securities of the Company to be made by the Company or any of its affiliates. The Company is no longer subject to its placement agent agreement with Meyers and Associates, which was terminated when the Company exercised a buy-out option for $100,000 during the six months ending June 30, 2006, which amount was accordingly charged to “Additional paid-in capital - preferred stock” as an additional issuance cost.

In January 2006, the Company entered into a consulting agreement with Bruce Morra, a member of its Board of Directors, in connection with strategic business development matters. The term of the engagement is for one year, effective as of December 7, 2005. Compensation consists of a warrant to purchase 144,000 shares of the Company’s common stock at an exercise price of $.19, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $17,558, which was recorded as a charge to “Prepaid expense” with amortization into expense at the rate of 1/12th per month, commencing January 7, 2006. At September 30, 2006, unamortized consulting expense related to this agreement, and recorded as prepaid expense, amounted to $4,849.

In March 2006, the Company retained Equity Communications, LLC as the Company’s financial public relations advisor for a one-year term, with total cash compensation of $72,000, payable in 12 monthly payments of $6,000. In addition, the Company also issued pursuant to this agreement an option to purchase 759,569 shares of the Company’s common stock at an exercise price of $.20, and which vests in quarterly increments on the three-month anniversaries of the date of the agreement. For accounting purposes the value of this option was calculated as $81,873, which has been recorded as a charge to “Prepaid expenses” and will be amortized into expense at the rate of 1/12th per month. At June 30, 2006, unamortized consulting expense related to this agreement, and recorded as prepaid expense, amounted to $34,456.

In May 2006, the Company entered into a consulting agreement with Mitch Gooze and his consulting company Customer Manufacturing Group (“CMG”) to provide sales consulting services for an initial term of three months, commencing July 1, 2006. Compensation consists of a monthly cash payment to CMG of $2,500 and a monthly grant of 7,000 shares of common stock to Mitch Gooze individually valued at $2,240, or $0.32 per common share.

In June 2006, the Company entered into a consulting agreement with Peter Levitch, in connection with providing support on business development matters. The term of the engagement is for one year, effective June 1, 2006. Compensation consists of a warrant to purchase 144,000 shares of the Company’s common stock at an exercise price of $.32, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $21,600, which has been recorded as a charge to “Prepaid expense” and will be amortized into expense at the rate of 1/12th per month, commencing June 1, 2006. At June 30, 2006, unamortized consulting expense related to this agreement, and recorded as prepaid expense, amounted to $12,500.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

The Company is party to other consulting agreements with various third parties for the development of software and production of the monitors.

Production Agreement

The Company has a production agreement with a third party contract manufacturer which is assembling and testing 750 additional units of the Med-eMonitor device. Two final payments of $20,315 each will be due upon the two shipments of 375 Med-eMonitor Units, respectively, scheduled for the quarter ending December 31, 2006 or shortly thereafter.

Charges incurred, to date, on these 750 in-process Med-eMonitor units totaled $275,452 as of September 30, 2006, and are classified by the Company as work-in-process inventory. Total costs, including the above described remaining payments, for these 750 units will total at least $316,082, or approximately $421 per unit. See Note 3.

NOTE 11 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net losses for the nine months and three months ended September 30, 2006, as well as for the years ended December 31, 2005 and 2004. The Company recently emerged from the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales.

Management believes that the Company’s capital requirements will depend on many factors including the success a Private Placement started on October 17, 2006, along with the Company’s sales efforts.

In October 2006, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM5”). Based on the terms of the offering released on October 17, 2006, the Minimum funding sought would be in the amount of $500,000, with the Maximum Offering set at $2,000,000. The offering also allows for an over subscription of an additional 25% (i.e. $500,000) over the Maximum Offering, or up to $2,500,000 of total funding.

The terms of PPM5 involved a purchase price per share of common stock of $0.10, with an accompanying Class C warrant priced at $0.15 for each share of common stock purchased under the offering. The placement agent receives a 10% sales commission, along with a 3% non-accounted allowance for expenses, and; 1.5 million restricted shares of Common Stock, and 1 Class C warrant for every 10 Class C warrants issued in the offering. In addition, the Company will incur legal costs in documenting the transactions, as well as an escrow account fee of $2,500.

As of November 17, 2006, the escrow account balance for PPM5 equaled $743,000, with indications that significant additional sums are in transit. The Company is optimistic on its ability to successfully close this offering for the maximum and possibly the maximum/over-subscription, based on recent business developments.

In December 2005, the Company retained a placement agent as financial advisor/consultant in connection with the Company’s private placement agreement (“PPM4”) to raise a minimum $1,000,000 and a maximum $4,800,000. As of September 30, 2006, the Company raised $3,426,771 pursuant to this offering, including $531,771 of promissory notes which have been converted. Through September 30, 2006, $487,600 cash has been paid out in related offering costs, including $100,000 to Meyers as a buy-out of their agreement. An additional $509,685 has been disbursed to repay $481,000 in notes payable, including $28,685 in accrued interest thereon.

InforMedix Holdings, Inc.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (Unaudited)
(continued)

The balance of the proceeds of this PPM4 raise, were used for working capital purposes, to accelerate the Company’s sales and marketing, business development and other corporate activities.

From a revenue standpoint, the Company is beginning to recognize revenues from a number of programs which have been implemented in 2006. At the present time, the Company has agreements in place for $537,500 of estimated revenues. In addition, once the Company completes its current private placement offering, it is anticipated that Management will be able to direct its focus on expanding the business as opposed to financing the immediate needs of the business.

In May 2003, the Company entered into the merger with Hunapu and became publicly traded in, anticipating that this would enable the Company to secure equity financing and enable the Company to continue the production process relating to its Med-eMonitor System, and develop sales and marketing activities. Management has also stepped up the research and development efforts relating to the clinical drug trial and disease management needs for the Med-eMonitor System and generated sales in 2005 and 2004.

A number of academic medical center/health care companies have successfully tested the Med-eMonitor System on a pilot test basis and the results have been publicly announced in peer reviewed medical journals, presentations at national conferences, and featured in book chapters and trade publications. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12 - PATENTS

The Company has been successful in securing 15 issued U.S. and Foreign patents pertaining to devices and methods to prompt and record patient information, including the Med-eMonitor System. The Company believes, as a result of an independent valuation of its patents, that it owns the “pioneer” patent portfolio in medication compliance and patient monitoring, as its patents have been cited as prior art in over 154 issued patents. In addition, there are 14 pending U.S. and Foreign patents. Two of the 15 issued patents may no longer be asserted as of September 30, 2006. The cost in obtaining these patents has been expensed as a research and development expense by the Company in the year that the costs pertained to in accordance with SOP 98-1.

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Portions of the discussion in this Form 10-QSB contain forward-looking statements, all of which included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-QSB.

The following should be read in conjunction with the Company’s unaudited financial statements included above.

Background

Founded in 1997, we have developed and integrated The Med-eMonitor System™ - The Medication Adherence Solution - a portable patient-interactive monitoring device, hardware, software and networked communications system to improve medication and care plan adherence for high-cost, high-risk patients on complex medication regimens. The Med-eMonitor System has been proven to improve medication and care plan adherence to levels greater than 90% (average levels are 30% to 50%) in scientific studies by independent third party academic medical centers, resulting in three peer-reviewed medical journal articles, featured passages in two book chapters, and multiple presentations by scientists at national conferences. Med-eMonitor enables chronic disease management organizations, health insurance plans, self insured employers, pharmaceutical and biotechnology companies, medical researchers and physicians to efficiently monitor and manage patients' medication compliance and clinical response. The Med-eMonitor System leverages InforMedix's strong intellectual property portfolio with15 patents issued and 14 patents pending.

The product was still in the development stage prior to the year beginning January 1, 2004, and had only been deployed into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals prior to that time. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association). These sales were consummated in prior periods wherein the Company recognized nominal revenue from research grants. For the period from inception (January 27, 1997) through the completion of its development stage at December 31, 2003, the Company recorded $140,445 of sales on total cost of sales of $245,428. The grants were funded by the National Institutes of Health (NIH), and research was conducted on patient compliance in clinical trials and disease management, at the Baltimore Veterans Administration Hospital and Wayne State University, to study the effect of using the Med-eMonitor™ System in schizophrenia and congestive heart failure, respectively.

Information gathered from the use of the Med-eMonitor™ units in the various research studies has led to significant product enhancements and design changes that have resulted in manufacturing cost reductions, and significantly improved product reliability and performance, along with positive testimonials from care managers, patients and healthcare executives.

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

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

Inventory

Inventory consists of a) finished Med-eMonitor units that have been manufactured and are provisioned for projected sales transactions wherein the title will transfer to the customer, units that are provisioned for project rental transactions where the title will not transfer to the customer but will remain with InforMedix, and/or b) work and materials-in process for the Med-eMonitor units that are currently being manufactured by the Company’s third party contract manufacturer. At June 30 2006 there are no finished units included in inventory. The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

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

Revenue and Cost Recognition

The Company provides a medication adherence device known as a “Med-eMonitor,” which is placed in a patient’s proximity and which is programmed via a back-end Web services platform to both prompt and provide access to solid medications pursuant to each particular patient’s prescribed medication regimen.

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
b)
Revenue is recognized as a “sales” transaction for any Med-eMonitor units wherein the title legally transfers to the patient or an intermediary service provider. Through the nine months ended September 30, 2006, the Company recorded sales of 20 Med-eMonitors under this transaction model.

c)
Revenue is recognized on a monthly basis as “rental” income wherein the Company retains title to the Med-eMonitor units. Through the nine months ended September 30, 2006, the Company deployed fifty (50) units under this transaction model.

d)
Revenue is recognized on a monthly basis for a separate service fee for the back-end Med-eXpert hosting service, regardless of whether the Med-eMonitor units are deployed under the sales or rental transaction model as aforementioned. This fee includes reimbursement for the requisite monitoring and connectivity service to the individual deployed Med-eMonitor devices. Through the nine months ended September 30, 2006 five such hosting platform were deployed for revenue-producing purposes.

e)	Revenues from government grants are recognized at the time the services and/or provisioned equipment is rendered or provided.

Out-of pocket costs and directly allocable internal costs incurred in producing the above revenues are allocated to “Costs of producing revenue” at the time the corresponding revenues are recognized. Until such time as Med- eMonitor units included in Fixed Assets are deployed in rental programs with sufficient scale, the related deprecation charges are recorded as period depreciation operating expense.

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

Results of Operations

For the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

The Company recognized $33,373 in revenue from our service, hosting and work on a government grant related to our Med-eMonitor™ System for the three months ended September 30, 2006. This represents an increase of $30,373 over the $3,000 of revenue recognized for the three months ended September 30, 2005. Of significance, the Company has developed a Revenue Backlog amounting to $537,500, of which an estimated $300,000 will be realized prior to June 30, 2007.

Research and development expenses for the three months ended September 30, 2006 of $91,254 represented an increase of $4,071 from $87,183 for the comparable prior period.

Selling, general and administrative expenses for the three months ended September 30, 2006 of $405,546 increased by $65,779 from $339,767 for the comparable prior period.

The increase in stock option expense is directly attributable to our adoption effective January 1, 2006 of fair value accounting for stock option expense, pursuant to the “modified prospective” phase-in method. This method of phase-in requires that historical fair value costs for options be recognized in the period in which previously unvested options, relative to the date of adoption, fully vest, at which time the earnings process is deemed to be complete for these previously unvested options. There was no stock option expense incurred in the prior period.

Outside consulting costs in 2006 were significantly less then the comparable prior period, primarily as a result of decreased consulting fees incurred with our current investment banking firm in comparison to our prior investment banking firm.

Depreciation and amortization expense for the three months ended September 30, 2006 of $13,491 increased by $10,090 from $3,401 for the comparable period. During the three months ended September 30, 2006, $75,000 in promissory notes was converted to equity (along with $5,771 of earned interest).

Interest expense incurred for the three months ended September 30, 2006 of $7,783 decreased by $3,829 from $11,612 for the comparable period. The increase was directly related to the repayment of all debt previously provided as bridge loans prior to the closure of the December 5, 2005 Private Placement offering. At January 1, 2006, we owed $1,006,000 in various promissory notes. During the prior six months period ended June 30, 2006, we satisfied $931,000, either through repayment ($481,000) or conversion to equity ($450,000). During the three months ended September 30, 2006 we satisfied an additional $75,000, which together with earned interest was converted to equity.

For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

The Company recognized $43,722 in revenue from our service, hosting and limited work on a government grant related to our Med-eMonitor™ System for the nine months ended September 30, 2006. This represents an increase of $21,172 from $21,550 of revenue recognized for the nine months ended September 30, 2005. Of significance, the Company has developed a Revenue Backlog amounting to $537,500, of which an estimated $300,000 will be realized prior to June 30, 2007.

Research and development expenses for the nine months ended September 30, 2006 of $312,342 increased by $3,617 from $308,725 for the comparable prior year period. This increase reflects a net increase equal to slightly over 1%, and is not significant.

Selling, general and administrative expenses for the nine months ended September, 2006 of $1,936,645 increased by $733,496 from $1,203,149 for the comparable prior year period. Of this increase, $612,148 represented the expense associated with granted stock options to employees and consultants.

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

The increase in stock option expense is directly attributable to our adoption effective January 1, 2006 of fair value accounting for stock option expense, pursuant to the “modified prospective” phase-in method. This method of phase-in requires that historical fair value costs for options be recognized in the period in which previously unvested options, relative to the date of adoption, fully vest, at which time the earnings process is deemed to be complete for these previously unvested options. There was no stock option expense incurred in the prior period.

The $50,000 severance amount recorded in 2006 is related to a termination agreement reached with our former chief financial officer, and represents the base salary owed under this arrangement. This amount was paid out as continuation salary at the rate of $12,500 per month for the four months following March 31, 2005. This severance amount was totally paid prior to September 30, 2006 (with $12,500 paid in the Quarter ending September 30, 2006.)

Outside consulting costs in 2006 were less then the comparable prior period, primarily as a result of decreased consulting fees incurred with our current investment banking firm in comparison to our prior investment banking firm.

Depreciation and amortization expense for the nine months ended September 30, 2006 of $152,514 increased by $138,566 from $13,948 for the comparable period. This increase resulted primarily from the amortization of deferred loan costs totaling $110,842 in 2006 as a result of the final settlement of $1,006,000 in promissory notes to which these deferred loan costs relate. During the nine months ended September 30, 2006, $481,000 in notes was repaid and another $525,000 in promissory notes (along with $6,771 of earned interest) was converted to equity.

Interest expense incurred for the nine months ended September 30, 2006 of $215,311 increased by $201,601 from $13,710 for the comparable period. At January 1, 2006, we owed $1,006,000 in various promissory notes. During the nine months period ended September 30, 2006 we satisfied $1,006,000, either through repayment ($481,000) or conversion to equity ($525,000).

Liquidity and Capital Resources

The Company has relied on debt and equity financing from investors to complete the development phase of our business and to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $12,920 at September 30, 2006, as compared with $15,432 at December 31, 2005. In addition, as of September 30, 2006, the Company had Accounts Receivable equaling $44,077, or an increase of $24,527 over the Accounts Receivable recorded as of December 31, 2005.

At September 30, 2006 we had approximately $515,000 in trade debt as of this date, of which approximately $403,000 is over 90 days past due. In addition, we have remaining cash commitments of at least $40,630 to our third party contract manufacturer which must be paid in order to secure release of our current production run of 750 additional Med-eMonitor Units, scheduled for release in the fourth quarter of 2006, and which are critical to the fulfillment of our current business development activities and estimated revenue backlog. Of the over 90 days past due payables, the Company believes that several of these claims are in dispute, and will endeavor to negotiate settlements to reduce the obligations.

As more fully described in “Note 5 - Notes Payable” and “Note 8- Equity Financing” to the financial statements contained in “Part I. Financial Information” of this Form-10-QSB, we have raised the following gross cash amounts from outside sources since January 1, 2005:

a)
$561,778 was received (including $12,288 from three members of our Board of Directors) in the first quarter of 2005 related to private placement memorandum, in exchange for common stock and the return of warrants, brokered by our former placement agent Meyers Associates, LP (“Meyers”);

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

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

Subsequent to December 31, 2005 and as of June 30, 2006, $481,000 of these notes have been repaid (plus interest thereon which totaled $28,685), $450,000 have been converted to equity. The remaining $75,000 note was converted on August 25, 2006 into 81.1771 shares of the Preferred Series A stock.

c)
During the nine months ended September 30, 2006, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, the Company completed the sale of an aggregate of $3,426,771 of Units, consisting of 289.5 Units representing $2,895,000 principal amount in cash plus $450,000 principal amount of cancelled notes payable with earned interest (see above) representing payment in full for 53.1771 Units. Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock and Series A-1 Warrants and Series A-2 Warrants. Each share of Series A Preferred Stock has a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and is initially convertible into 62,500 shares of Common Stock at $.16 per share (the “Conversion Price”) at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 consecutive trading days.

Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants”). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only exercises. The Warrants are subject to redemption commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days.

If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange their Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

Of the $2,895,000 cash received through September 30, 2006 from this most recent offering, $496,700 cash  has been paid out in related offering costs, including $100,000 to Meyers as a buy-out of their agreement.  An additional $509,685 has been disbursed to repay $481,000 in notes payable, including $28,685 in  accrued interest thereon.

The placement agent received 10% sales commissions on the 289.5 Units sold for $2,895,000 cash as described above, or $289,500, and an additional 3% non-accountable expense allowance payment of $86,850 on these same Units, both of which were accounted for as issuance costs.

The placement agent will also be issued 4,414,063 shares of common stock as additional issuance cost for the sale of the 289.5 Units for cash. The value of these additional common shares, amounting to $939,625, has been recorded as of September 30, 2006 as an additional cost charge to “Additional paid-in capital - preferred stock,” with an offsetting credit to “Common stock to be issued.” Upon the issuance of these common shares, the related values will be transferred from “Common Stock to be issued” to “Common Stock” and “Additional paid-in capital - common stock.”

On August 25, 2006, the Company concluded its money raising activities pursuant to the confidential Private Placement Memorandum dated December 5, 2005.

The issuance of these securities did not required registration under the Act, pursuant to exemption available under the provision of Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

On October 27, 2006, the Company issued an Exchange offering to the holders of the Series A Preferred Stock and related Series A-1 and Series A-2 warrants for the purpose of reducing the number of outstanding warrants. The determination of the exchange structure was reviewed with several brokers

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

engaged in the PPM4 offering. With a reduced number of Series A-1 and Series A-2 outstanding warrants, the Company will be enabled to increase the potential funding available under the PPM5 offering issued on October 17, 2006.

The terms of the Exchange Agreement provide for a total exchange of 115,000 shares of common stock for each share ($10,000 initial investment) of Preferred Series A Stock and accompanying Series A-1 and Series A-2 warrants.

d)
In October 2006, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM5”). Based on the terms of the offering released on October 17, 2006, the Minimum funding sought would be in the amount of $500,000, with the Maximum Offering set at $2,000,000. The offering also allows for an over subscription of an additional 25% (i.e. $500,000) over the Maximum Offering, or up to $2,500,000 of total funding.

The terms of PPM5 involved a purchase price per share of common stock of $0.10, with an accompanying Class C warrant priced at $0.15 for each share of common stock purchased under the offering. The placement agent receives a 10% sales commission, along with a 3% non-accounted allowance for expenses, and; 1.5 million restricted shares of Common Stock, and 1 Class C warrant for every 10 Class C warrants issued in the offering. In addition, the Company will incur legal costs in documenting the transactions, as well as an escrow account fee of $2,500.

As of November 17, 2006, the escrow account balance for PPM5 equaled $743,000, with indications that significant additional sums are in transit. The Company is optimistic on its ability to successfully close this offering for the maximum and possibly the maximum/over-subscription, based on recent business developments.

These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities offered. The securities offered will not be or have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

We believe that if we are successful in raising additional funds ranging from $1.5 million to $2.0 million by September 30, 2006, of which there can be no assurance, we may be able to meet our working capital requirements for the next 18 to 24 months from invested capital and revenues, including an estimated $300,000 from the existing Revenue Backlog, along with potential revenues (sales and rental) from strategic partnerships and prospective channel partners.

Implementation of Business Plan

Revenue recognition will be critical to our future success. The following six phases summarize the strategies and tactics that we have employed and will continue to employ in order to generate future revenues.

In Phase I, we have established and expanded upon its Pioneer Patent Portfolio to protect the substantial investment involved in launching the Med-eMonitor System.

In Phase II, we developed and tested the Med-eMonitor System to maximize its functionality and value proposition.

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

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

In Phase IV, we increased our visibility to customer prospects without building a large infrastructure, by establishing strategic alliances to penetrate the disease management markets. We also increased our visibility through positioning our CEO as a national expert in the field of medication adherence, by his being appointed to Chair a prestigious Medical Board, being personally invited by hosts of prestigious seminars to network with CEOs of prospective customers, and by public speaking including symposia presentations and print, radio, and televised interviews.

In Phase V, we improved its ability to make direct sales into the disease management and managed care markets, through hiring top performing salespeople experienced in these markets

In Phase VI, we expect to achieve significant revenue recognition and have begun achieving revenues with nationally recognized customers. By establishing the technology through scientific studies, establishing alliances with larger companies and developing national visibility and credibility, we believe that we have positioned the Med-eMonitor System as a product disease management companies can trust to safely and effectively monitor their patients’ medication and medical treatment adherence.

Summary Accomplishments in 2006

Equity Financing

Through September 30, 2006, we raised an additional $3,426,771 through the sale of units comprised of convertible preferred stock and warrants, including $2,895,000 for cash and $531,771 through the conversion of previously outstanding notes payable. We have repaid an additional $481,000. The face values of our aggregate promissory note obligations have been reduced from $1,006,000 at December 31, 2005 to $0 as of September 30, 2006. We closed this financing effort on August 25, 2006.

These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities offered. The securities offered will not be or have not been registered under the Securities Act of 1933, as amended (the “Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The issuance of these securities did not require registration under the Act, pursuant to exemption available under the provision of Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

In October 2006, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM5”). Based on the terms of the offering released on October 17, 2006, the Minimum funding sought would be in the amount of $500,000, with the Maximum Offering set at $2,000,000. The offering also allows for an over subscription of an additional 25% (i.e. $500,000) over the Maximum Offering, or up to $2,500,000 of total funding.

The terms of PPM5 involved a purchase price per share of common stock of $0.10, with an accompanying Class C warrant priced at $0.15 for each share of common stock purchased under the offering. The placement agent receives a 10% sales commission, along with a 3% non-accounted allowance for expenses, and; 1.5 million restricted shares of Common Stock, and 1 Class C warrant for every 10 Class C warrants issued in the offering. In addition, the Company will incur legal costs in documenting the transactions, as well as an escrow account fee of $2,500.

As of November 17, 2006, the escrow account balance for PPM5 equaled $743,000, with indications that significant additional sums are in transit. The Company is optimistic on its ability to successfully close this offering for the maximum and possibly the maximum/over-subscription, based on recent business developments.

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

Estimated Revenue Backlog
(Refer to Background on Estimated Revenue Backlog below for expanded information)

We have estimated revenue backlog as of November 15, 2006 totaling approximately $537,500 ($300,000 estimated to be recognized through June 30, 2007), as follows (all numbers approximate):

a)
Up to $73,000 was previously reported in connection with a trial program with a leading home security company. As reported on November 15, 2006, the Company has reached contractual agreements between InforMedix, ADT, and XLHealth on a Medicare Health Support Program for an expanded program, which will involve a minimum of $80,000 of revenues to the company. (Refer to the Background on Estimated Revenue Backlog below for an expanded discussion)

b)
$129,000 with the University of Pennsylvania. This project relates to a medication adherence benefit to be provided by the University as a self-insurer to certain beneficiaries with chronic conditions. Up to $33,000 will be available to us though September 2007 for the use of up to 100 Med-eMonitors and our related hosting system. The balance of the funds is to be disbursed to another party on a sub-contract basis.

c)
$149,000 (of which $28,000 was billed in late October and is currently receivable) on an NIH-funded grant pursuant to an HIV study, conducted in conjunction with the University of California-San Francisco. Up to $60,000 will be available to us through May 2007, $35,000 of which is to cover our internal costs, $20,000 is set aside to reimburse us for up to 50 Med-eMonitors to be provisioned from our fixed asset stock, and the remaining $5,000 is provided for a server. The balance of the contract revenues are to reimburse us for costs incurred by UCSF as our sub-contractor;

d)
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

f)
$11,500 for a pilot study with the University of Pennsylvania through September or October, 2006, for patients with a high risk of stroke, which represents an initial order for a pilot program followed by a second order to expand the program based upon positive results and customer satisfaction.

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

a)	ADT WellHealth & XLHealth - Chronic Care

On November 15, 2006, we issued a Form 8-K announcing a Medicare Health Support Program with XL Health, a leading disease management company financed by Goldman Sachs, and ADT WellHealth, a division of ADT Security Services (a Tyco Fire & Security company).

Baltimore, Maryland based XLHealth (“XL”), a one of the leading providers of disease management and support programs to chronically ill patients, physicians, health plans, and employers, is also a Medicare and Medicaid accepted provider. XL’s services involve a “high touch” approach that incorporates face-to-face meetings with patients along with innovative program and data management to improve the quality of patient care - and thereby reduce healthcare costs. Current services include supporting patients with diabetes, congestive heart failure (CHF), cardiovascular disease (CVD), end stage renal disease (ESRD), and chronic kidney disease (CKD).

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

ADT WellHealth is focused on a strategic initiative to expand into healthcare monitoring. ADT WellHealth offers a comprehensive program to manage and improve health and wellness, including health care monitoring and emergency help, 24 hours a day, 7 days a week, through ADT MediHealth (focused on Medication Compliance), ADT Vital
Health (focused on monitoring vital signs), and ADT ManageHealth (focused on encourage healthy behavior and lifestyles). InforMedix believes that a new paradigm for “Aging Gracefully in Place” can emerge from the combined efforts of ADT WellHealth, XLHealth and InforMedix.

The new paradigm has three key components:

•
InforMedix’s Med-eMonitor™, an interactive “smart pillbox,” monitors and reports medication adherence for each individual medication each patient is taking in real-time, while also monitoring the overall health status of the patient, and signs of impending stroke.

•
ADT Health Coach functions like an “OnStar” system, responding to emergent alerts that may be given by the Med-eMonitor (much like an intrusion alarm) or by the patient, and which are displayed directly on the Health Coach’s computer screen at an ADT call center. The Health Coach will assess and resolve situations then and there if possible, or “triage in” the XLHealth nurse, patient’s doctor, family member, ambulance, or pharmacy to assist the patient, and do so while remaining on the line with the patient.

•
XLHealth has deployed a world class Personal Support Team, which is comprised of a dedicated local program manager, personal support nurse, telephone coach nurse and a local pharmacist to provide the clinical back up and interventions.

Under the terms of the agreements, InforMedix will provide the Med-eMonitor System for remote monitoring and communication of healthcare information to 266 chronically ill patients in this 12 month program. The clinical population in Tennessee has been identified, and the contracting with ADT and XLHealth is completed. The companies have spent several months coordinating and meshing information handling and transmissions in preparation for the launch of the program in the near term.

b)	National Institute of Health (“NIH”) - HIV

We currently have a grant from the National Institute of Health (“NIH”), wherein the Med-eMonitor System is engaged in a HIV study being conducted by Dr. David Banksburg of the University of California of San Francisco. This grant in the amount of $149,000 began in June 2006.

c)	University of Pennsylvania - Human Resources

The University of Pennsylvania, a self-insured employer, is offering our Med-eMonitor System as an  employee benefit to selected University of Pennsylvania (Penn) employees and retirees with chronic health  care conditions known to cause high rates of stroke, heart disease, premature death, and reduced quality-of- life. The contract carries a potential value of $129,000 to InforMedix.

Penn, the home of the nation’s first medical school, the largest private employer in Philadelphia, and the  second largest employer in the Commonwealth of Pennsylvania, is using its Cardiovascular Disease Risk  Factor Care (CDRF) Management Team to administer this first-in-the-nation employee benefit program.  This comprehensive program is designed to significantly improve patient outcomes and reduce health care  costs.

In the first phase of the program, 100 selected patients will receive The Med-eMonitor™ System. The  CDRF team will monitor patient data through a secure Internet site and alert patients and their healthcare  professionals to early signs of poor compliance or declining health. This program is currently underway.

InforMedix Holdings, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation	(continued)

Penn’s CDRF Management Team previously conducted a program for Type II diabetics in Montana using InforMedix’s Med-eMonitor System, whereby mean medication adherence rates improved to over 92% compared to a baseline medication adherence rate of 40%, and Hemoglobin A1c (HbA1c) levels were reduced by an average of 18.5% in a 3 month period (p<.002). Reductions in HbA1c, hypertension, and cholesterol are associated with improved lifespan and morbidity and a significant reduction in healthcare costs in the treatment of Diabetes patients.

d)	University of Texas Health Sciences Center, San Antonio - Schizophrenia

We have received an order for 200 Med-eMonitor Systems and monitoring services amounting to $155,000 from the University of Texas Health Sciences Center, San Antonio. The program, which is currently underway, engages the use of Med-eMonitors and Med-eXpert system for use in a medication and care plan adherence program for schizophrenia patients. This substantial order follows a highly successful pilot program, whereby medication adherence rates were increased from 52% to over 94%. These results were previously published in Schizophrenia Bulletin, and were featured in a recent edition of Psychiatric Times (circulated to 39,500 patient-care psychiatrists) along with a picture of the Med-eMonitor. The Med-eMonitor System pilot program results will also be published in a chapter this scientist is writing for a book on Clinical Practice.

e)	Enhanced Care Initiatives - Chronic Care

We previously announced that our agreement with Enhanced Care Initiatives (ECI) for the State of Tennessee has been expanded to include a newly developed program for the State of Texas. Based in Shelton CT, ECI is a specialty care management company focused on the top 1% to 2 % of chronically ill patient populations that have multiple co-morbidities and the highest costs (comprising approximately 27% of all healthcare expenditures nationwide). ECI’s proprietary SAM platform has been designed to monitor and improve the health status of these complex and expensive patients. We have developed for ECI a custom designed application of our highly interactive Med-eMonitor system to be fully integrated with the SAM platform.

At the time of the announcement, Dr. David Chess, ECI’s President and CEO, said he views our Med-eMonitor as, “An important extension of the SAM platform that provides ECI with a meaningful competitive advantage.” Dr. Chess commented that ECI plans to utilize the Med-eMonitor with virtually 100% of its complex psychiatric patients, and that a large number of frail elderly patients would also be involved in using the InforMedix’s “smart pillbox.”

f)	University of Pennsylvania - Stroke Prevention

We recently initiated a pilot program with the University of Pennsylvania utilizing the Med-eMonitor System ™ for patients with high risk of stroke. This novel rewards-based program has begun enrolling patients who are currently taking anticoagulant medication. This “blood thinner” medication is used to prevent blood clots from forming in the body that cause life-threatening strokes and pulmonary embolism (an often fatal blood clot in the lungs). Taking too little medication results in increased incidence of stroke and pulmonary embolism, while taking too much medication may cause life-threatening excessive bleeding. This program has recently been expanded as a result of the positive results experienced in the initial pilot program.

In addition we will continue to seek a number of meetings in the next several months with senior executives and a Board of Directors from large health plans, and the Center for Medicare and Medicaid Services (CMS).

InforMedix Holdings, Inc.

Item 3.	Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in our reports filed under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Following the departure of the Company’s original Chief Financial Officer (Arthur Healey) in March 2006, the Company retained the services of Larry D. Grant, a Partner with Tatum, LLC, as our interim Chief Financial Officer for the period commencing March 17, 2006 through to September 9, 2006. His interim services were provided pursuant to an “Interim Part-Time Executive Service Agreement”. The Company also retained Rose Financial Services to provide all day-to day accounting functions on an outsourced basis, with oversight and coordination of all financial reporting by Mr. Grant.

On August 21, 2006, Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, advised our Board of Directors that during their performance of review procedures for the period ended June 30, 2006, they identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

This staffing situation is not uncommon with early stage growth companies where available resources and size can limit the ability to employ sufficient resources to enable adequate segregation of duties within the internal control system. In such situations, Management is required to apply its judgment in evaluating the cost-benefit relationship of possible control and procedures. Based on our limited capital resources, Management was not able to effect an immediate remedy to the internal control staffing issues. However, changes and procedures were initiated and put in place, which were intended to compensate for this deficiency in the short term.

Effective October 1, 2006, the Company retained Harry M. Stokes, as its full time Chief Financial Officer. As an accomplished and experienced financial executive, Mr. Stokes has been given the primary responsibility for financial reporting, strategic financial planning and financial operations and controls.

The Company’s management recently evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2006. Based upon their evaluation as of the end of the time period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures while currently adequate will be targeted for further development and enhancement to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that an acceptable segregation of duties is ensured.

InforMedix Holdings, Inc.

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

We currently are not a party to any legal proceedings.

Item 2	Changes in Securities

Except as set forth herein, all issuances of restricted securities by the Company during the nine-month period ended September 30, 2006, were previously reported on Form 8-K

During the quarter ended September 30, 2006, and pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented, the Company completed the sale of an aggregate of $151,771 of Units consisting of Series A Preferred Stock, with a stated value of $10,000 per share and Series A-1 Warrants and Series A-2 Warrants. During the quarters ended June 30, 2006 and March 31, 2006, the Company sold $1,292,000 and $1,983,000 of Units respectively, for an aggregate of $3,426,771, or 342.6771 Units, as of September 30, 2006. Of the $3,426,771 attributed to the Private Placement Memorandum. The Company closed the Private Placement Memorandum on August 25, 2006.

Each Unit was sold for $10,000 per share and consists of one share of Series A Preferred Stock, with an 8% dividend payable annually in cash or common stock, and initially convertible into 62,500 shares of Common Stock, at $0.16 per share (the “Conversion Price”) at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 consecutive trading days.

Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $0.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $0.32 per share (collectively, “the Warrants”). The Warrants shall expire on April 30, 2011 and are exercisable, in whole or in part, through cash only exercises. The Warrants are subject to redemption commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days.

The Placement Agent, Dawson James Securities, Inc. received 10% sales commissions on the 289.5 Units sold for $2,895,000 cash, and an additional 3% non-accountable expense allowance payment of $86,850 on these same 289.5 Units. The remaining $531,771, or 53.1771 Units, were acquired through the conversion of Notes Payable and were not subject to either the sales commission or the non-accountable expense allowance. The Placement Agent will also be issued an aggregate of 4,414,063 shares of Common Stock as additional issuance cost for the sale of the 289.5 cash Units described above.

These disclosures are not to be used for the purpose of conditioning the market in the United States for any of the securities continued to be offered. The securities offered will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The issuance of these shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of Section 4(2) of the Act and Regulation D promulgated hereunder.

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

In June 2006, the Company issued 3,000 shares of Common Stock to Louis Sherwood, the Chairman of the Company’s Scientific Advisory Board in satisfaction of services valued at $540 which were rendered in 2005.

The issuance of these shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemption available under the provisions of Section 4(2) of the Act. There was no underwriter or placement agent involved in these transactions.

Item 3	Defaults on Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5	Other Information

None.

Item 6	Exhibits and Reports on Form 8-K

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

InforMedix Holdings, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2006	InforMedix Holdings, Inc.

	By:	/s/ Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer (Principal executive officer)

	By:	/s/ Harry M. Stokes
Harry M. Stokes, Chief Financial Officer (Principal financial officer)

InforMedix Holdings, Inc.

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended September 30, 2006

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

InforMedix Holdings, Inc.