Form 10KSB
period 2006-12-31
INFORMEDIX HOLDINGS INC
filed 2007-05-04
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 000-50221
INFORMEDIX HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	88-0462762
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Georgetowne Park
5880 Hubbard Drive
Rockville, Maryland 20852
(Address of principal executive offices)
Issuer's Telephone Number:     (301) 984-1566

Securities registered under Section 12(b) of the Exchange Act:
Title of each class

Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2006 were $102,721

The aggregate market value of the issuer's common stock held by non-affiliates as of April 25, 2007, was approximately $10,125,569. On such date, the closing price for the issuer's common stock, as quoted on the OTC Bulletin Board, was $0.11 per share.

The issuer had 92,050,624 shares of common stock outstanding as of April 25, 2007.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

InforMedix Holdings, Inc.
SEC Form 10-KSB - For the fiscal year ended December 31, 2006

		26
PART II

Item 5:	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Repurchases of Equity Securities	26
Item 6:	Management Discussion and Analysis	27
	Results of Operations	29
	Liquidity and Capital Resources	30
	Implementation of Business Plan	33
Item 7:	Financial Statements	36
Item 8:	Changes in and Disagreements with Accountants	36
Item 8A:	Controls and Procedures	36
Item 8B:	Other Information	37
		38
PART III

Item 9:	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance, Compliance and Section 16(a) of the Exchange Act	38

	Directors, Executive Officers	38
	Executive Officers	38
	Significant Consultants	40
	Board of Directors	40
	Code of Ethics	42
Item 10:	Executive Compensation	43
Item 11:	Security Ownership of Certain Beneficial Owners and Management
	And Related Stockholder Matters	45
Item 12:	Certain Relationships and Related Transactions & Director Independence	47
Item 13:	Exhibits and Reports on Form 8-K	47
Item 14:	Principal Accountants Fees and Services	47
		48
PART IV

Financial Information and Index		48
Report of Independent Registered Public Accounting Firm		49
Consolidated Balance Sheets as of December 31, 2006 and 2006		50
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005		51
Consolidated Statements of Changes in Stockholders’ Deficit For the Years Ended December 31, 2006 and 2005		52
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005		53
Notes to Consolidated Financial Statements		54

SIGNATURES		71

EXHIBIT INDEX		73
CERTIFICATIONS		75
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1250, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002		77

Page iii

INTRODUCTORY COMMENTS

Use of Names

Throughout this report, the terms “InforMedix”, "we," "us," "our" and "the company" refer to InforMedix Holdings, Inc. and, unless the context indicates otherwise, includes InforMedix's wholly-owned subsidiary, InforMedix, Inc.

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

Potential risks and uncertainties include, among other things, such factors as:

•	our business strategies and future plans of operations,
•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
•	the market acceptance and amount of sales of our products and services,
•	the competitive environment within the industry in which we compete,
•	our ability to raise additional capital, needed for expansion,
•	the other factors and information discussed in other sections of this report and in the documents incorporated by reference in this report.
We discuss many of these risks in greater detail under the heading “Risk Factors” in Item 1 below.

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

This report also contains estimates made by independent parties and by us relating to market size, growth, and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates.

Page iv

PART I

ITEM 1 -
DESCRIPTION OF BUSINESS

HISTORY

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

For accounting purposes, the transaction has been accounted for as a reverse acquisition, under the purchase method of accounting. Accordingly, Acquisition Corp. was treated as the continuing entity for accounting purposes. Following the merger, the sole officer and director of Hunapu resigned and were replaced with the officers and directors of Acquisition Corp.

Pursuant to the Agreement, the Company’s stockholders approved the authorization of 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

Acquisition Corp. was a Delaware holding company, incorporated on June 26, 2002, with a wholly owned subsidiary IFAC, Inc. (“IFAC”), for the purpose of acquiring InforMedix, Inc. (“the Operating Company”). The Operating Company was incorporated in the State of Delaware on January 27, 1997, for the purpose of developing the Med-eMonitor SystemTM.

On August 14, 2002, the Operating Company merged with IFAC, pursuant to a Plan and Agreement of Merger dated August 14, 2002. According to the Agreement, the Operating Company merged into IFAC in a share exchange agreement, and the Operating Company became the surviving company post merger, and thus became the sole wholly- owned subsidiary of Acquisition Corp.

The Operating Company’s stockholders received 4.774 shares of Acquisition Corp. stock for each 1 share of the Operating Company’s stock pursuant to the terms of the merger. Acquisition Corp. conducted no other business operations other than the share exchange with InforMedix and subsequent merger into Hunapu. The initial merger into Acquisition Corp became effective on August 22, 2002. The Operating Company remains the only operational segment of the Company through the date of this filing.

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

InforMedix Holdings, Inc.

COMPANY OVERVIEW

InforMedix has developed, patented and integrated a portable interactive patient monitoring “smart pillbox” appliance, software and networked two-way communications system to enable insurance companies, disease management organizations, pharmaceutical firms, medical researchers and physicians to efficiently monitor and manage patients’ adherence to their medications and care plans. The Med-eMonitor™ System leverages InforMedix’s rich pioneering art patent portfolio of 15 issued and 14 pending patents (two of the Company’s patents have expired as of December 31, 2006).

The Med-eMonitor System is primarily used to monitor high-risk and high cost patients. More specifically, the Med-eMonitor is used with patients being treated for heart disease, stroke prevention, heart failure, diabetics with high blood pressure, HIV/AIDS, solid organ transplantation, chronic obstructive pulmonary disease, Alzheimer’s disease, schizophrenia, and bipolar disease.

The following six phases summarize the strategies and tactics that the Company has employed and expects to continue to employ in order to generate future revenues:

1)	In Phase I, the Company established and expanded upon its Pioneer Patent Portfolio to protect the substantial investment involved in launching the Med-eMonitor System.

2)	In Phase II, the Company developed and tested the Med-eMonitor System to maximize its functionality and value proposition.

3)
In Phase III, the Company scientifically established that the Med-eMonitor System improves patient medication and care plan adherence, using independent third party academic medical center trials, peer-reviewed medical journal articles, presentations at national and international scientific symposia, and received a national award for technologic excellence. These research studies and awards provide a scientific basis for the marketing and sales claims the Company makes to customer prospects.

4)
In Phase IV, the Company increased its visibility to customer prospects without building a large infrastructure, by establishing strategic alliances to penetrate disease management organizations, major insurers and self insured organizations, strategic channel and retail partners. The Company also increased its visibility through positioning InforMedix’s CEO as a national expert in the field of medication adherence, by his being appointed to a prestigious Medical Board (where he was recently appointed Chairman of that Board), being personally invited by hosts of prestigious seminars to network with CEOs of prospective customers, and by public speaking including symposia presentations and print, radio, and televised interviews.

5)	In Phase V, the Company improved its ability to make direct sales into the disease management and managed care markets, through hiring top performing salespeople experienced in these markets

6)
In Phase VI, the Company has begun to achieve revenue recognition. By establishing the technology through scientific studies, establishing alliances with larger companies and developing national visibility and credibility, InforMedix has positioned the Med-eMonitor System as a product disease management companies can trust to safely and effectively monitor their patients’ medication and medical treatment adherence. The Company is also focused on securing third party reimbursement for the Med-eMonitor through large insurers, and government agencies.

The Company has accomplished numerous objectives in 2005 and 2006. It demonstrated improved medication adherence rates continually in excess of 90%, with data presented at a variety of domestic and international meetings, and reports through publications in several peer-reviewed medical journals and books.

InforMedix Holdings, Inc.

The Company completed a study in diabetes adherence in remote rural Montana. Feedback from patient participants was positive, and data analysis demonstrated medication adherence rates of 95%, with HbA1c levels reduced by an average of at least 15% over three months. HbA1c is a key diabetes biomarker that predicts morbidity, mortality and cost in diabetic patients, with a reduction of 10% considered clinically significant. A leading disease management company, after one year of service provision, achieved only a 4% reduction in HbA1c. Clinical feedback from the Montana program on InforMedix’s ability to deliver was very positive. The Company also created a program for outcomes research, disease management and economic return-on investment analysis of Med-eMonitor System through a partnership with The University of Pennsylvania, Wharton’s Leonard Davis Institute, McKesson Health Solutions/Disease Management and St. Vincent Healthcare. This involved working with McKesson’s Medical Director of their Disease Management Division.

Increased revenue recognition will be critical to the future success of the Company. During the early part of 2004, the Company emerged from a development stage status to an early stage commercialization status. During 2006, the Company experienced sustained quarterly revenue growth increasing from $4,627 in the first quarter to $4,722, $33,373, and $59,999 in second, third and fourth quarters respectively.

The Company has built a sales pipeline in the Medication Adherence market and has entered into definitive agreements for orders from customers As of December 31, 2006, the Company has entered into contracts with the University of Pennsylvania (two separate agreements addressing stroke prevention, diabetics with high blood pressure), the University of Texas - HSCSA (Schizophrenia), ADT WellHealth (division of ADT Security Services - a division of Tyco) and XLHealth (a Goldman Sach-backed disease management organization) in a Medicare program in Tennessee, the University of California, San Francisco in a NIH (National Institutes for Health) program directed at HIV/AIDS treatment, and Enhanced Care Initiatives an elderly care organization. The Company recently added excelleRx (an Omnicare Company) as a strategic partner and customer. In addition, the Company is also in early to more advanced discussions with numerous other organizations.

InforMedix has established an active Board of Directors and a Scientific Advisory Board comprised of nationally recognized experts in pharmaceutical research, drug trials, business management, and disease management. InforMedix is now positioned and actively engaged in fully commercializing its technology via strategic alliances with channel partners and large retail distributors. More specifically, key distribution partners include large home security monitoring companies, health cost reduction companies, personal emergency response companies, and retail marketing companies.

The Company also strengthened its corporate structure in October 2006 with the addition of Harry M. Stokes, an experienced financial professional, as its Senior Vice President and Chief Financial Officer. Mr. Stokes has served in senior financial roles for over 25 years in managing national and international organizations holding assets from $5 million to $1 billion. He has represented high-net worth investors, privately held and public organizations, and start-up, turnaround, growth and matured organizations as both an employee and an independent consultant.

In March 2007, the Company furthered strengthened its corporate structure with the addition of Richard P. Voss, an experienced business development and marketing professional, as its Senior Vice President of Business Development, Marketing and Channel Sales. Mr. Voss brings over 15 years of executive level experience with leading pharmaceutical organizations, and 11 years of responsibility in product, marketing, and sales management.

InforMedix Holdings, Inc.

PRODUCT OVERVIEW

The Med-eMonitor™ System is a combined medication adherence and e-diary solution. The Med-eMonitor appliance is a smart pillbox, which is non-threatening and easy to use. The System comprises a portable patient interface device and automated data upload and download capability using a cradle modem connected to a standard telephone line. The device is programmed remotely via the Internet, and patient medication adherence, health status, quality of life and physiologic data are accessible via a secure Internet site. The System provides secure access through a role-based navigation system that permits users access with read and/or write privileges based on their security credentials on the System. All transmitted data is encrypted. The System is built to be both HIPAA and 21 CFR Part 11 compliant.

The Med-eMonitor System was specifically designed for the disease management and home care market. In these patient populations, independent third party academic centers have documented repeated medication and care plan adherence rates in excess of 90%.

The Med-eMonitor System prompts patients to take medication, contains the medication and automatically tracks patient adherence, eliminating the need for hand written diaries. This fully integrated system conveniently combines these features with an easy-to-read display screen. It holds up to five different medications in its storage compartments, which are sensored allowing the medicines to be time and date stamped when accessed. Twenty-five additional medications, outside of the device, can be managed via a “Virtual Compartment” feature. The Med-eMonitor can manage up to 20 additional medications, including patches, injectables, refrigerants, liquids, and other medications.

Patients are directed to take specific medications when the device sounds a chime (several optional chimes are available for selection) and to eliminate any confusion, the LCD screen points to the appropriate compartment. Once the compartment is opened to take the pill, a variety of information may be displayed on the LCD screen, depending upon the information established by the physician through the care plan protocol. This information could include a description of the pills (graphic image pending) to enable the patient to visually verify they are taking the right medication, or it could inform the patient about dosage and how the medication treats their condition.

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

All patient interactions with the device are automatically recorded. This includes the patient changing the settings such as the muting of the chimes or adjusting the contrast of the display screen. All of this data is available real time via a secure Internet site to physicians, clinical teams, and care managers to analyze the patient’s status, progress and adherence level. The data can also be used to assess the patient’s risk status to provide early warning signs that trigger interventions.

One or more times each day the patient is prompted to place the portable device in its data exchange cradle (normally in the evening), and the patient’s data from that day is automatically transferred from the patient’s device to the database via secure communication over a non-dedicated telephone line. If the patient cannot access a phone line, the device can retain patient data indefinitely in non-volatile “flash” memory, and then upload the data the next time the device is placed in its cradle. The patient’s regimen can be remotely re-programmed in the database, and downloaded to the device when it is communicating with the database, facilitating up to daily changes in the patients regimen based upon analysis of the patient data. The database provides standard “risk-stratified” summary reports, and detailed reports of all patient event data. It will also trigger urgent outbound e-mails to caregivers should the patient data fall outside of pre-determined acceptable limits. The database is hosted in a secure facility, and can export data in XML or ASCII formats, and is SOAP compatible. It provides an audit trail of any changes made to the patient regimen or to patient data. It is written in Microsoft.Net for SQL. The Med-eMonitor System is protected by numerous domestic and international issued and pending patents.

InforMedix Holdings, Inc.

In the clinical drug trial market, the Med-eMonitor System organizes and translates complex clinical drug trial protocols into a simple, automated series of prompted and recorded events for patients and researchers. InforMedix is providing the Med-eMonitor device and the network infrastructure that ensures secure transmission of patient data. With the assistance of channel partners, InforMedix can provide specialty packaging of the Med-eMonitor medication dispensing trays, thereby integrating medication adherence, electronic diary, and drug packaging into one system. The Company has developed with outside providers the capability to label, store, inventory, and pre-package medications for the Med-eMonitor device, ensuring product stability and patient safety through proper dosage, hermetically sealed trays, and other safety measures. In addition, the capability to manage the logistics of distributing these packaged materials through a cGMP-compliant facility, along with a patient-specific pharmacy, was previously developed for shipping this turnkey solution either direct-to-clinical sites or direct-to-patients.

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

This Med-eMonitor System prompts patients to take the medication, dispenses the medication (eliminating expensive poster-size blister packs), automatically tracks patient adherence, and eliminates the need for hand written diaries and the costs associated with converting paper-based diaries to electronic format. Through drug packaging directly shipped to patients, the costs be further reduced through a reduction in the frequency of patient site visits for normally accessible as well as remote rural patient populations..

PATIENT INTERFACE

The portable patient interface hardware assists patient by telling the patient which medication to take, when to take it, how many to take, and provides the means by which patients can keep track of their reaction to the medication.

The device combines medication storage with an easy-to-read display screen. It also dispenses the medication via five storage compartments and sensored-lids. The medication can be provided in hermetically sealed trays that are pre-labeled, prepackaged, and shipped directly to patients and/or set-up as re-fillable storage compartments.

Patients are directed to take specific medications when the device sounds a chime. The LCD screen also points to the appropriate compartment. The device automatically records the opening and closing of each compartment lid as it occurs. Once the compartment is opened to take the pill, a variety of information is displayed on the LCD screen, depending upon what information the care plan protocol has determined. This information could include a description of the pills (shape and color) to enable the patient to visually verify he is taking the right medication, or it could inform the patient about dosage and how the medication treats their condition, or other information.

InforMedix Holdings, Inc.

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

INFORMATION MANAGEMENT

The Med-eXpert™ and Med-eXpertTM database and patient enrollment system provides medical and research personnel with extensive real-time information about patient adherence and medication response, all of which is customized to the individual patient care plan or trial protocol specifications. The Med-eXpert™ database and patient enrollment system provides a wide range of patient-monitoring features available via the Web, including:

•	Capturing and managing automated medication adherence (date and time-stamped)
•	Remote monitoring of patients’ responses to drug and dosage regimens
•	Remote monitoring of patients’ physiologic and quality of life information
•	The ability to analyze data from multiple patients during trials
•	The ability to implement protocol changes and enhancements instantly
•	Aggregated data collection to provide real-time trend analysis during trials
•	Outbound e-mail messages sent automatically to case managers and clinical research coordinators when certain patient-reported data is “out of bounds.”

VALUE PROPOSITIONS

Medication Adherence - We believe that the Med-eMonitor’ System provides significant value to caretakers and disease managers, due to the healthcare cost savings and improved quality of care resulting from improved medication adherence. This value is added in five critical areas:

•	Early identification and intervention of adherence and physiological issues with high-risk patients,
•	Consistent improvement in medication adherence,
•	Reduced hospitalization and outpatient expenditures,
•	Improved quality of life,
•	Improved medical decision making, through providing medication-specific adherence information for each patient, and
•	Acceptance by patients using the appliance.

Clinical Trials - We believe that the Med-eMonitor’ System provides significant value to pharmaceutical manufacturers and contract research organizations (CRO’s) in five critical areas:

InforMedix Holdings, Inc.

•
Time. The time required to acquire, aggregate, analyze and report clinical trial information can be reduced dramatically, thereby shortening the time-to-market for new drugs. Real-time data capture enables researchers to address the onset of complications well in advance of traditional methodologies. Pharmaceutical industry sources estimate that each day’s delay in bringing a drug to market can cost the pharmaceutical manufacturer from $1,000,000 to $10,000,000 in lost revenues.

•
Cost. The operational costs of conducting a trial and managing the results are significantly reduced through operational efficiencies and minimizing the requirement for researcher - patient intervention.

•
Patient Attrition. A primary cause of patients leaving a trial is their frustration with the need to keep hand-written diaries and having to remember when to take their medications. Recruiting patients is an extremely expensive and time-consuming aspect of drug trials and reducing attrition is of great value. A November 2001 Tufts University study on the cost of introducing a new drug states that the cost of recruiting and retaining the patients in a trial comprises approximately 20% of the $802 million total cost.

•	Data Accuracy. Automated data collection via patient prompts and intuitive data capture increases the accuracy and relevancy of patient data.
•
Integration of Medication Adherence, Electronic Patient Diary, and Medication Packaging. This unified turnkey platform simplifies the protocol delivery and patient response, helping ensure that the patient more closely adheres to proper medication adherence and protocol adherence.

Value to Biotechnology and Pharmaceutical Firms - We believe that the Med-eMonotor TM system offers the following benefits to biotechnology and pharmaceutical firms:

•	Integrates medication adherence, patient diary, and drug packaging into one platform and seamless system
•	Provides an entirely new population of patients to participate in clinical drug trials - remote rural patients
•	Direct shipment of Med-eMonitor drug packaging to patients
•	Reduced frequency of patient site visits through remote monitoring and direct shipments
•	Accelerates the clinical trial and reduces time-to-market for a new drug, thereby increasing revenues
•	Real-time data enables rolling submissions and mid-course protocol modifications
•	Earlier identification of compounds that lack efficacy or produce unacceptable side effects or quality of life
•
Facilitates comparison studies post-market launch to identify and quantify earlier onset of action, longer duration of action, improved quality-of-life, reduced side effects of sponsor drug in comparison to competitors’ drugs

•	Improved patient safety through daily monitoring
•	Accurate measure of test subject adherence with entire clinical protocol, and with medication dosing
•	Monitoring global patient protocol adherence “by patient” and “by site”
•	More scientific and accurate method of capturing data from patients

Value to Contract Research Organizations and Investigators - We believe that the Med-eMonitorTM System offers the following benefits to CRO’s and investigators:

•
Increases data reliability and reduced transcription errors: electronic data capture, using a Med-eMonitor in place of manual data capture, provides more detailed data without requiring manual data input based upon hand-written forms

•	Facilitates responses to FDA questions based upon use of the database to provide real time analysis regarding issues raised by FDA
•	Accelerates the “unblinding” of the database, by shortening the time from the last patient visit until all the data, regarding that patient, has been entered into the database

InforMedix Holdings, Inc.

•	Control data for non-experimental drugs that are being taken by the patient, the effects of which may be attributed unfairly to the experimental drug
•
Daily identification of trial participants who are not following the protocol, permitting rapid intervention to either get the patient back on the protocol or rapid recruitment of new patients to achieve statistical validity for the trial

•	Identification of compliant patients who adhere to the trial, who may form a registry of adherent patients for a subsequent trial
•
Identification of prior dates and times of patient drug administration, side effects incidence and duration, and other data currently manually captured by CRCs that is based upon the patient’s retrospective recall

•	Allows for improved analysis of drug holidays on patient outcomes
•
Value of interactive communications and opportunities provided by mass customizing of Med-eMonitor protocols; e.g. site administrator has unlimited capacity to place patients and study personnel in one or more defined “groups” and to selectively change protocol or send specific message to defined group only

•	Selected instructions sent to patient group(s) based upon monitoring data
•
Allows study supervisors to anonymously monitor clinical research associates work, site physicians’ results on patient adherence, patient sign-up, or other aspects of study, on a daily basis without breaking into double blind protocol code for study

Value to Patients - We believe that the Med-eMonitor System the following benefits to patients:

•	Assists patients in adhering to the trial protocol by providing daily behavioral prompts
•	Dramatically reduces the patient’s burden of filling in written diaries or trial forms just before office visits, or based upon faulty memory
•	Enables accurate and timely responses to questionnaires and recording of physiological data
•	Reduced frequency of site visits due to direct-to-patient pharmacy shipments
•	May provide opportunity to avoid adverse reactions before they become serious
•	Enables caregivers to intervene on behalf of the patient when an anticipated possible drug reaction is detected in its early stages prior to causing serious side effects
•	Increases patient’s sense of independence
•	Long term monitoring with Med-eMonitor allows a more rapid and targeted intervention when daily physiological data or questionnaires indicate a patient is headed toward a serious clinical event

TARGET MARKETS

We believe that the following statistics demonstrate the large market opportunity for the Med-eMonitorTM System:
•	One in six Americans (50 million people), take three or more medications per day,
•	Non-institutional Medicare patients spent approximately 22% of their income on health care in 2003,
•	Baby boomers currently comprise 29% of the US population,
•	Medication non-adherence costs the U.S. economy $300 billion annually,
•	There are over 40 million chronic care patients in the United States, and
•	The expected market for home health care monitoring technologies is projected to reach $35 billion by 2015
•	Unnecessary hospitalizations resulting from medication non-adherence amounts to $100 billion annually in the United States alone, and that
•	Failure to take medications as prescribed causes:
•	10% of total hospital admissions,
•	33% of Chronic Heart Failure (“CHF”) hospital admissions,
•	75% of Schizophrenia admissions,

InforMedix Holdings, Inc.

•	22% of nursing home admissions, and
•	$300 billion annually in unnecessary healthcare costs.

Medication Adherence - patient adherence with medications in the general population is a multi-billion dollar issue for healthcare insurers and pharmaceutical companies. When medication adherence is improved, the healthcare system saves billions of dollars from a reduction in hospitalizations, emergency room visits and disease state complications. Improved medication adherence can translate into a 10-20% increase in sales for a typical pharmaceutical company. It is well documented that improved medication adherence significantly improves the health status of a patient and it simultaneously reduces overall healthcare costs. Market data indicates that poor medication adherence is responsible for upwards of $300 billion per year in unnecessary healthcare costs. The Med-eMonitor System is well positioned to capitalize on both of those considerable value propositions.

Over 25,000,000 patients in the United States are chronically ill and treated with complex poly-pharmaceutical medication regimens. Their conditions include congestive heart failure (CHF), hypertension, diabetes, asthma, schizophrenia, schizophrenia, bipolar disorder, depression, hyperlipidemia, chronic obstructive pulmonary disease, coronary artery disease, HIV/AIDS, transplant, and others. These patients utilize a disproportionate amount of healthcare resources, and may individually cost the system $50,000 to $75,000 per year or more. Major costs relate to medication non-adherence resulting in unnecessary emergency room and hospital visits. It is estimated that over 50% of chronically ill patients are non-adherent and 33% of all CHF hospital admissions (the major hospital cost under Medicare) results from patients not properly adhering to their medication regimens. Increasingly these patients are being case managed by nurse specialists operating out of call centers. Payors provide a monthly per patient fee for case management. The use of remote telemonitoring technologies, such as digital blood pressure cuffs and scales demonstrates increasing adoption rates, with price points ranging from $50 to $125 per patient per month depending upon the number of devices being used, and the length of the monitoring period commitment.

Clinical Trials - InforMedix also addresses the market for clinical trials of new and emerging drugs and medications. This multi-billion dollar market is well defined and has a significant need for an immediate and efficient solution to obtain accurate clinical trial data to accelerate time-to-market for new drugs and to reduce the costs associated with clinical trials. The market is comprised of:
•	Pharmaceutical firms
•	Biotechnology firms
•	Contract Research Organizations
•	The National Institutes of Health
•	Leading research academic institutions

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

The Tufts article also cites recruitment of patients as one of the largest cost components of clinical trials. Pharmaceutical and biotechnology companies are experiencing difficulty in maintaining enrollment in clinical trials and keeping patients adherent to the prescribed drug regimen and other elements of the protocol. InforMedix’s primary market research with major pharmaceutical firms revealed that more than 20% of patients “fall off” during clinical trials. Retaining trial patients saves time, saves money, and potentially saves the trial itself. Opening up the opportunity for remote rural patients to participate in clinical drug trials may result in a significant expense reduction to sponsors.

InforMedix Holdings, Inc.

MARKET SIZE

Medication Adherence - it is estimated that the current market size for remote telemonitoring of disease management is approximately $100 million and will grow to $2 - $5 billion over the next five years. This market is expected to grow as technology is adopted and baby boomers age. We expect baby boomers will prefer home monitoring to entering assisted living and nursing homes. Significant cost savings and quality-of-life improvements have been demonstrated in the research literature related to the deployment of home telemonitoring systems. Generic and specialty disease management companies have been developed to address these market and demographic opportunities, and they seek early warning mechanisms to head off expensive emergency room and hospital costs, while simultaneously enabling nurse case managers to manage more patients using real-time remote patient data captured.

We estimate that there are over 25 million patients in the United States that suffer from complex chronic illnesses treated with “drug cocktails.” If chronic care improvement technologies were deemed appropriate for 25% of these patients, and the average cost for this service was $50 per month, the total market for chronic care improvement technologies in the US would be $3.75 billion annually.

We believe the market for chronic care improvement technologies is poised for rapid growth due to the increased level of commitment to technology by the federal government and private insurers. For example, in passing the Medicare Modernization Act of 2003, Congress committed the federal Centers for Medicare and Medicaid Services to improve chronic care treatment for senior citizens and other Medicare beneficiaries. The federal Centers for Medicare and Medicaid Services (CMS) in April 2004 released a request for proposal to implement chronic care improvement programs as mandated under the Medicare reform bill. In its introduction to the RFP, CMS emphasizes that one key purpose of the initiative is to “accelerate the adoption of health information technology.”

In the private sector, almost all health plans have a disease management program in effect. Many of these plans are investing millions of dollars to implement systems and business processes for systematic patient monitoring, care coordination, and the prevention of complications from chronic illnesses. The goal of these programs is the same: to increase medication adherence in order to reduce the occurrence of costly hospital visits due to non-adherence, while also reducing the costs associated with monitoring treatment.

We believe there is strong evidence to support the conclusion that information technology can reduce the cost of disease management services. Third party academic medical center studies have repeatedly demonstrated substantial improvement in medication adherence with the use of the Med-eMonitor. By enabling healthcare service providers to detect early warning signs and improve medication adherence, health care costs can be reduced. Tele-monitoring of patient response to medication can reduce the need for costly nursing visits and therefore, reduce the cost of disease management programs.

Clinical Trials - pharmaceutical and biotechnology companies had more than 4,360 new drugs in the development pipeline in 2002. These new medications were being tested and validated in more than 40,000 clinical trials. According to Center Watch, Inc., 4-6 million people take part in clinical trials each year. In the next decade, this number is projected to grow at double-digit rates through new research and development breakthroughs, including genomic and proteomic discoveries.

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

InforMedix Holdings, Inc.

The Four Phases of Clinical Drug Trials:

	Number of Patients	Length	Purpose	Estimated Cost (% of drug company R&D budget)	Number of Drugs in Pipeline (CY2000)	Total Estimated Number of Patients
Phase I	20-100 healthy volunteers	Several months	Mainly safety	15% - 20%	690	35,000
Phase II	100-300 patients that have the targeted disease	Several months to 2 years	Some short-term safety but mainly effectiveness	20% - 25%	1,400	280,000
Phase III	500-5,000 patients that have the disease	1-4 years	Safety, dosage, effectiveness and broad scale FDA approval	30% - 35%	970	1,940,000
Phase IV (post- market launch)	2,500 to many thousands of patients	1+ years	Determine long term effects and identify cross-marketing opportunities	Funded by marketing budgets	Many	2,500,000+

New Drug Approval Rate: of 100 drugs submitted for NDA’s to the FDA, approximately 70 drugs complete Phase I trials and go to Phase II; approximately 33 complete Phase II and go to Phase III; and 25 to 30 drugs clear Phase III (on average about 20 drugs are approved per annum).

CURRENT STATE OF TECHNOLOGY

Medication Adherence - the medication adherence technology market is currently in its infancy. Even though the original solution was launched over ten years ago (MEMS Cap), the evolution of technology from this original, clumsy electronic pill cap to the current solutions with remote programming and daily data transfer has been slow to develop. The market penetration of this technology is less than 5%. With recent technology innovations and accelerating interest in improving medication adherence, we believe that this penetration should significantly increase in the next few years.

The available technologies include the following:

Plastic Pill Box - the most commonly used product for medication adherence is portable, but does not monitor or measure adherence.

Electronic pill bottle caps, with some linked to cell phone cards for dial-out - these technologies are geared to monitor single medications and do not yet have the remote programming functionality

Home based medication dispenser - these devices hold and lock-up a patient’s medications and then dispense them into a cup at a predefined time of the day. These devices are large and not portable. They require sophisticated and careful loading of the medications. They also run on AC power which has caused numerous problems during power outages around the country. If these units lose power, they lose their programming requiring that a care giver come to the patient’s home to re-set the device.

Mobile phone and pager systems - These solutions utilize a patient’s current mobile phone or pager to deliver reminders to take medications. They are not able to record if the patient took their medications and are limited in the amount of information that can be delivered. They are, however, simple to implement on a large scale.

InforMedix Holdings, Inc.

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

Clinical Trials - currently, 25% of all clinical trials use patient diaries to collect critical patient data. Most of these clinical trials require patients to use handwritten diaries to track when and how the patient takes the prescribed doses during the study. Patients are also instructed to keep track of their physiologic responses to the medications they are taking during the trial.

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

Each patient participating in these trial programs is required to bring their diary and pill pack to regularly scheduled meetings with research supervisors for visual inspection. These assigned visits to the study site range from every week to every 6-8 weeks, depending upon the disease type and the phase of the clinical trial.

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

Industry analysts estimate the cost of managing the acquisition, translation and aggregation of patient diary and data management to be approximately $650 million per year. The use of patient diaries is expected to grow dramatically as more drugs enter later phases of trials and more patients are recruited to support trials. We estimate that the market for electronic patient diaries is currently $75 million per year and will grow to $500 million over the next three years.

MARKET OPPORTUNITY

Medication Adherence - there are a number of companies providing home physiologic monitoring devices, and several home medication adherence monitors. However, we believe that no other vendor has yet developed a true “plug and play” technology platform that allows the easy integration of two or more devices into a suite of products that include medication adherence monitoring. Phillips has developed an integrated plug and play physiologic monitoring system, but it lacks medication adherence monitoring. Several companies have brought to market medication adherence monitors that are bedside units operating on A/C power. These devices are capable of recording medication adherence and providing remote alerts of non-adherence. We believe that only InforMedix has developed a portable device that captures medication adherence and electronic diary data, along with patient-entered physiologic data, which may possibly be combined with Fisher specialty packaging for the disease management market. Additional plans include directly streaming physiologic monitor data into our Med-eXpert database.

InforMedix Holdings, Inc.

Clinical Trials - the entire clinical trials process is labor-intensive and error-prone, resulting in poor quality data, less scientific studies, and longer time-to-market for a new drug under study. Pharmaceutical and biotech companies want to improve data collection to better measure health outcomes and to prove the value of a given drug. This information will enable the placement of these drugs on managed care drug formularies and reduce market pressure for price reductions.

The data analysis phase of clinical trials process is also time-consuming. One of the major delays in unblinding studies today is the lag between the last patient visit to the study site and the entry of all patient data. Today, that period lasts between 15 to 20 weeks due to all the manual data-entry and data cleansing. With direct electronic data capture (EDC), this period can be reduced by up to 15 weeks, as there is no additional data-entry and scrubbing after the patient’s last visit.

A second major delay is caused by the need for the study results to be certified as statistically valid. To achieve valid results, a minimum number of patients must have adhered to the trial protocol. This minimum number is determined by the study design and statistical analysis used in the study. Currently, when patients are not re-evaluated for 4 to 8 weeks after the previous clinical site visit, the researchers may not know for 4 to 8 weeks, or longer, if the patient is adhering to the protocol. Once it is determined that patients are not adhering to the protocol, they will require intervention to place them back on it, or the researchers may need to recruit new patients into the study, resulting in further delays. One leading pharmaceutical company estimates it loses 20% or more of its patients in clinical trials due to patients’ non-adherence.

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

Adoption of New Technology - current approaches to accelerate time-to-market and save costs in clinical trials include exploring a variety of electronic data capture (EDC) technologies and electronic patient diaries (EPD). The FDA and its European counterparts have used EDC and EPD in part of their development programs to approve 13 new drugs. This number is projected to grow rapidly as the demand for improved clinical research processes is pushed forward beyond current labor-intensive methodologies. Cato Research, a well known CRO, states that many pharmaceutical companies are requesting information on the use of EDC for future planning of their clinical trials.

According to a 2001 report by DATATRAK, electronic data capture methods can reduce clinical trials costs by an average of 82%. This is based on an average EDC cost of $485,000 per trial as compared to $2,700,000 per trial for paper and pen methods.

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

Palm Pilot vendors currently have a revenue run rate of $75 million in the electronic patient diary space, and had revenue growth of 75% in 2004 when compared to 2003.

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

InforMedix Holdings, Inc.

MARKETING AND SALES STRATEGY

Medication Adherence

Third party payors, self-insured corporations, disease management organization, and Medicare are all seeking novel methods to reduce the staggering and growing costs of caring for complex, chronically ill patients. We believe that there will be wide appeal for a true plug and play technology platform that would combine medication adherence monitoring, drug packaging solutions for complex patient medication care plans, electronic patient diary data, and physiologic data at a reasonable monthly cost. The company that provides this platform combined with Web-enabled monitoring should have significant first mover advantage. InforMedix believes that the Med-eMonitor and Med-eXpert system provide this solution.

The targets for our marketing efforts are those entities at risk for the healthcare dollar. Since improved medication adherence reduces hospitalizations, ER visits and other costly complications, we believe that the groups willing to pay for the Med-eMonitor System will be those that save money when the above cost savings are realized.

In addition to the above main market there is a market with the pharmaceutical industry outside of the clinical trials market. It is estimated that pharmaceutical companies in the US lose approximately $30 billion in annual revenue because patients do not take the medications they are prescribed. By implementing the Med-eMonitor System with patients, we believe patients will take more medications and the pharmaceutical company will sell more pills. Some of our resources will continue to be focused on a plan to combine the financial backing of pharmaceutical companies with the implementation resources of a health plan or specialty pharmacy company to execute a comprehensive medication adherence program.

Customer Segments -
•	Self Insured Employers - employers who insure themselves for the risk of healthcare costs. Employers have a long term horizon for saving healthcare costs and improving employee productivity.
•	Health Plans - Insure for health care cost and deliver care
•	MCOs - same as above
•	TPAs - deliver administrative and claims services for self funded employers and insurers.
•	Insurers (Traditional and Reinsurers) - Insure for healthcare expenditures but do not deliver care
•	DMO’s - Disease Management Organizations - deliver services to high risk patients on behalf of the payer. Significant projects with Medicare, Medicaid and VA.
•	Clinics, Hospitals and Specialty Centers
•	PBMs - Pharmacy Benefit Management Companies - manage the pharmacy benefit for all of the above. These companies could be key implementation partners.
•	Specialty Pharmacies - Mail order and retail pharmacy for key therapeutic areas. This group could also be a key implementation partner.
•	Pharmaceutical Companies

Positioning: The Medication Adherence Solution -
We believe that the Med-eMonitor System is the best available solution to improve patient adherence to their prescribed medication regimen. Med-eMonitor provides combination of the following functions and features:
•	physically organizing and monitoring the taking of medications,
•	electronic prompts and reminders on when to take medications,
•	medication-specific education about the medication and why they are taking it and how they should take it right when they open their medication compartment
•	Daily monitoring of medication adherence with risk stratified reporting to care givers for proactive intervention
•	All combined with e-dairy functionality for patient reported outcomes including Quality of Life and early risk identification

InforMedix Holdings, Inc.

Tactical Execution -
The main tactical element in this plan is direct sales by our sales team. This includes numerous phone calls and networking to identify and gain access to decision makers in the above customer segments. These sales efforts are supplemented with the following tools:

•	Exhibit at main Disease Management and Telehealth meetings during the year
•	Exhibit Booth update to highlight our key messages in medication adherence
•	Attend small boutique meetings where high level decision makers attend
•	Collateral Material - Single page 81/2 x 11 sell sheet
•	Leave items - TBA - to facilitate name recognition
•
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

•	Web Site Update - update of our website to include the description and benefits of our medication adherence solution in addition to our solution in the Clinical Trials market
•	CRM System - to more actively manage our growing list of prospects to track, report and organize the steps of moving them through the sales process

The internal sales team efforts will be supported by one or two key consultants that can facilitate the sales process with very large players in the above market customer segments

We will selectively consider using some of our resources to purchase market data including directories of the key customer segments listed above as may be deemed appropriate.

Other than advertising around key meetings we will attend, no other advertising effort is planned.

We currently market and sell and/or lease the Med-eMonitor System to pharmaceutical and biotechnology companies, home security companies, disease management organizations, health insurers, Federal Government Research Centers, Contract Research Organizations (CROs) and Site Management Organizations (SMOs). Key decision makers and influencers include senior management, clinical trials directors, and product managers responsible for the launch of a new product, marketing managers responsible for Phase IV and post-launch trials, and the eHealth / I.T. divisions of these organizations. We are also actively developing relationships with E-retailers and potentially retail pharmacies, retirement and assisted living community operators, as well as both managed care organizations and home care providers..

InforMedix also markets and leases/sells the Turnkey Platform (i.e. medically trained call center support to respond to alerts reported by the Med-eMonitor) through strategic alliances. InforMedix will market and sell the Platform through direct sales, commercial and government customer contacts, and through CXO-attended targeted trade show visibility.

Public Relations/Investor Relations

On March 2, 2007 the Company retained The Investor Relations Group (“IRG”), a well recognized public relations and investor relations firm to develop, orchestrate and implement a multi-faceted awareness program. IRG has already launched a PR program to drive awareness of its InforMedix and its products. Planned-for key activities include press releases, and placements of white papers (company and third party authored), advertisements and articles in leading industry publications. These may include newspaper articles in newspapers throughout the United States and international countries, live television news programs and talk shows geared to consumers and investors, the investment banking community, news organizations, free lance and beat writers, and the general public. Customer testimonials, scientific findings, executive hires, major product placements, new product announcements, and key strategic alliance announcements will be highlighted. High profile speaking engagements will also be pursued.

InforMedix Holdings, Inc.

Investor relations activities will be focused on distribution of press releases over the Dow Ticker, BusinessWire, and Information Week.

Trade Events - The Company intends to secure high visibility booth space at key industry events, attended by CEO’s, COO’s, CMO’s, and other key decision makers.  In addition, the Company will try to identify event opportunities which offer a strong booth presence, speaking opportunities at event break-out sessions and panel discussions. Qualified lead generation will be the focus of trade event activities.

Direct Marketing - IRG intends to distribute key awareness information to highly targeted decision makers. These mailings will be comprised of selected white papers, new product announcements, product literature and related information tailored to the recipient. These will include targeted individuals identified by IRG and InforMedix.

Product Collaterals - product sell sheets for stand alone and brochure insertion; and product demos to include the Med-eMonitor device, cradle and Med-eXpert Software; and an updated InforMedix website to effectively demonstrate the turnkey platform to potential customers. Links to each partners’ websites and to the Med-eMonitor demo will be created as well.

Target Advertising - where and when appropriate, the Company and IRG intend to create and place a high visibility advertisement in support of its PR and Trade Events activities, to be placed in a subset of the journals listed above.

We expect that the theme of the Company’s PR, IR and future advertising and marketing materials will be to demonstrate how the Med-eMonitor System allows people to “age gracefully while maintaining a sense of independence.

Recently as a result of the efforts by IRG, Dr. Kehr, the Chairman and CEO of InforMedix participated in a live broadcast on the national cable network news channel of FOX News Live. Other efforts have resulted in interviews with major newspapers located throughout the United States, the London Times and another London newspaper, and upcoming interviews and potential stories with popular magazines, and other media outlets.

SALES PLAN

InforMedix primarily leases and considers sales of its Med-eMonitor System directly to target accounts, and indirectly through established distribution channels of additional Strategic Alliance partners (“Channel Partners”. The Company intends to utilize its extensive contact, along with the significant industry information, which is readily available through published industry reports. The Company also intends to leverage its extensive contacts in the industry to secure meetings and initial product implementations.

InforMedix intends to continue to use academic sites to test and prove the product’s capabilities, while further validating its clinical application. We will seek opportunities within the academic sites to apply the Med-eMonitor System to numerous disease states where the data gathered and trial methodology support the unique value offered by InforMedix. Among the channel partner categories targeted by InforMedix are companies operating as large home-security monitoring companies, health cost reduction companies, personal emergency response companies and retail marketing companies.

With the recent addition of Richard Voss as Senior Vice President of Business Development and Marketing and Channel Sales, the Company believes it has added a key asset with Mr. Voss to achieving its sales goals. We expect that Mr. Voss will provide a complementary match to Randy Dulin, who continues as Senior Vice President Operations and Direct Sales.

InforMedix Holdings, Inc.

Direct Sales

The Company intends to leverage its opportunity through accessing pharmaceutical and medical products and disease management relationships developed over the recent years. The pharmaceutical firms determine how drugs will be tested and by whom. Pharmaceutical companies typically perform 50% of their clinical trials within their own organizations and contract the remainder to CROs and SMOs.

Strategic Alliances

InforMedix set out to develop strategic alliances with companies with established distribution channels for products and services used in either clinical trials or disease management. In March 2007, the Company signed an agreement with excelleRx, an Omnicare Company. Under this agreement, excelleRx will provide the Company with the necessary back-end monitoring, initial device set-up services, consulting and pharmaceutical distribution services for a retail rollout. In addition, excelleRx provides services to over 240,000 hospice patients and disease management organizations.

With the addition of excelleRx, InforMedix can establish excelleRx to enroll patients, set-up devices, monitor patients, update care plans, and counsel patients on the medications in their individual care plans, and the stressing the importance of establishing good medication adherence habits. Other services could include providing medication management risk assessments, response to exception reports/alerts, notifying pharmacies regarding prescription refills, instructing on device usage, and an optimization of medication regimens.

InforMedix can also engage XLHealth, which is providing similar services to excelleRx in the ADT/XLHealth Tennessee Medicare program, for similar monitoring services.

Most importantly, with excelleRx and XLHealth, the Company has the capability of providing a range of monitoring options, ranging from comprehensive monitoring by excelleRx and/or XLHealth, to monitoring by a family member.

COMPETITION

The market for our products and services is fragmented, competitive, and rapidly evolving. We expect to encounter new and evolving competition as the market consolidates and matures. While we believe that none of our competitors offers a product that incorporates all of the features and functionality of the Med-eMonitor System, many of our competitors and potential competitors have longer operating histories and substantially greater financial resources than we have. Our principal competitors include the following:

Medication Adherence

Direct competitors in the medication adherence market include:
•	HomMed (Honeywell),
•	SimPill,
•	MedSignal, and
•	Humana Innovation Enterprises, a subsidiary of Humana, Inc.

Indirect Competitors include various competitors with products which prompt for medications, and ask if patients have taken their medications, but which do not prompt or record for specific medications. Indirect Competitors include:
•	HealthHero/Healthbuddy
•	Various Cell Phone and Pager solutions
•	Various Web Solutions (i.e. Medem), and
•	Various Print Solution

InforMedix Holdings, Inc.

Other Disease Management Dedicated Technology Providers include:
•	AMD Telemedicine,
•	American Telecare (ATI),
•	CyberNet Medical,
•	LifeLink Monitoring,
•	Phillips(Health Hero Network), and
•	Viterion TeleHealthCare (a Bayer/Panasonic co-venture).

Technology and Services Companies include:
•	Alere Medical,
•	American Medical Alert Corporation (AMAC,)
•	Cardiocom, and
•	QMed Inc.

Clinical Trials

The market for clinical trials continues to be fragmented with new entrants each year. A number of small firms offering PDA (personal digital assistant) based solutions. These applications utilize either the Palm Operating System products, such as Palm Pilot and Handspring, or Windows CE Operating System products, such as the Compaq IPAQ. Regardless of platform, each competitor’s offering provides the same user interface and related user challenges found with using a small stylus to enter data on a small LCD screen. Additionally, no competitor provides automated medication adherence tracking.

Direct Competitors in Clinical Trials include companies that provide electronic prescription vials, such as:
•	Electronic Prescription Vials,
•	PHT Clinical,
•	invivodata, Inc, and
•	CRF, Inc.

GOVERNMENT REGULATION

HIPAA - The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information - "accountability" - is one of the key factors driving the legislation. The other major factor - "portability" - refers to Congress' intention to ensure that individuals can take their medical and insurance records with them when they change employers. In August 2000, HHS issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. All affected entities, including InforMedix, are required to comply with these regulations.

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

InforMedix Holdings, Inc.

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

The Company has hired a medical software engineer who is an expert in the area of HIPAA and 21CFR part 11, to ensure that the back-end software of the Med-eMonitor complies with the required government regulations. See "Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act - Significant Consultant” of this Form 10-KSB, for further background on this topic.

Food, Drug and Cosmetic Act - The Food and Drug Administration has notified InforMedix that the Med-eMonitor System is not subject to the registration, device listing or pre-market notification provisions of the Food, Drug and Cosmetic Act, because the Med-eMonitor System satisfies certain conditions established by the FDA in its enforcement discretion. The Med-eMonitor System is subject to the adulteration and misbranding provisions of the FDCA and InforMedix must comply with the medical device reporting requirements of the FDCA InforMedix must also comply with 21CFR Part 11 regulations governing the electronic capture of clinical trial data. InforMedix believes that the cost and administrative burden associated with FDA compliance are not material to InforMedix's business, financial condition or results of operations. It should be noted that the FDA has approved new drug applications using PDAs, such as Palm Pilots, in the capture of patient information. Palm Pilot is a modified modality.

Environmental Matters - Management of InforMedix believes that it currently is in compliance, in all material respects, with applicable federal, state and local statutes and ordinances regulating the discharge of hazardous materials into the environment. InforMedix does not believe that it will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that such compliance will materially affect its capital expenditures, earnings or competitive position.

RISK FACTORS
We are subject to various risks that may materially harm our business, financial condition and results of operations. There are not the only risks and uncertainties that we face. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

Risks Relating to Our Financial Condition:

Qualified financial statements based on operating losses and a capital deficit question InforMedix’s ability to continue in business.

InforMedix’s Independent Registered Public Accounting Firm recently issued an unqualified report on our financial statements as of and for the year ended December 31, 2006. The report states that InforMedix has sustained operating losses and capital deficits and there is no guarantee whether the Company will be able to generate enough revenue and/or raise sufficient capital to support current operations and expand sales. This raises substantial doubt about InforMedix’s ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and “Note 11 of Notes to InforMedix Consolidated Financial Statements” included in the financial statements included in this Annual Report.

Need for additional financing.

During the year ended December 31, 2005, InforMedix raised $483,854 in proceeds from common stock issuances and $1,006,000 in proceeds from debt issuances.

InforMedix Holdings, Inc.

During the fiscal year ending December 31, 2006, the Company recorded an aggregate of $3,426,771 of Series A Convertible Preferred Stock, and an aggregate of $865,000 of Common Stock. The Company continues to have trade debt and other liabilities, a significant portion of which is past due, in excess of cash on hand.  At the present time we continue to require additional funds to fully implement our business plan. Management can give no assurance we will obtain the funds to fully implement the business plan, or that a full implementation of such business plan will result in InforMedix’s profitability.

If InforMedix continues to incur negative cash flow from its operations, it may exhaust its capital resources.

No net positive cash flow has been generated from InforMedix’s operations since its inception. InforMedix was primarily a development stage company, until early 2004, and invested the majority of its resources in the R&D of the product and its patents, with minimal investment for the commercialization of its product. InforMedix had a net loss of $3,324,848 (including Accretion the loss for the year ended December 31, 2006 equals $6,751,619 and $1,985,619 respectively on sales of $102,721 and $21,550 for the years ended December 31, 2006 and 2005, respectively; and a cumulative loss from inception through December 31, 2006, of $21,545,196 (excluding an adjustment for Accretion in the year ending December 31, 2006 related to the Preferred Stock transaction in the amount of $3,426,771).

InforMedix has funded its operating activities primarily through sales of equity securities to its founders, individual accredited investors, corporate investors, private investment lenders and equity issued for services in the amount of approximately $17,126,595 and $19,724,908 (excluding an adjustment for Accretion in the year ending December 31, 2006 related to the Preferred Stock transaction in the amount of $3,426,771) as of December 31, 2005 and December 31, 2006, respectively. In addition, from inception to December 31, 2002, we borrowed $725,000 from our Chief Executive Officer, directors and affiliates and an additional $65,000 in 2003 (all of which has been converted into equity). InforMedix anticipates negative cash flow from operations to continue for the immediate future.

We currently estimate that we will remain almost wholly dependent upon additional cash funds which must be provided from investors, either in the form of debt or equity, in order to continue our operations. Accordingly, we can give no assurance that we will be able to operate profitably or be able to produce positive cash flow from operations in the future. Our efforts to operate profitably and obtain positive cash flow from operations will depend on, among other things:

•	Developing the InforMedix brand, marketing and other promotional activities of the Med-eMonitor System;

•	Expanding general and administrative functions to support growth that may occur; and

•
Establishing and developing relationships in the healthcare industry, particularly with health insurance companies, disease management organizations, self insured employers, academic research centers and retail distributors.

If we fail to establish the Med-eMonitor System brand or to attract repeat customers, InforMedix may not be able to increase its revenues sufficiently to fund its operations.

We must develop, establish and strengthen the InforMedix brand for the Med-eMonitor System, particularly because of the early stage of our development and the highly competitive nature of our business. If we fail to establish the Med-eMonitor System brand, we will be at a competitive disadvantage and may lose the opportunity to obtain, and thereafter maintain, a sufficient number of customers. The development of the Med-eMonitor System brand will depend largely on the success of InforMedix’s marketing efforts and its ability to provide consistent, high quality customer experiences. We cannot be certain that the Med-eMonitor System brand promotion activities will be successful, or will result in increased revenues. If increased revenues are achieved, there can be no assurance that these revenues will be sufficient to offset the expenditures incurred in establishing the Med-eMonitor System brand.

InforMedix Holdings, Inc.

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

We will lack business diversification.

As a result of our limited resources, the prospects for our initial success are entirely dependent upon the future performance of a single product and a single business. Although the product and its patents are applicable to other aspects of medical use, the Company will initially focus upon disease management and consumer applications through channel partners and retail distributors. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.

We have a limited operating history upon which you can base an investment decision.

We were organized on January 27, 1997, completed our reverse merger and became a public company in May 2003, and as a public company, we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to all of the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business.

Preferred Stock as an anti-takeover device.

InforMedix is authorized to issue 4,500,000 shares of preferred stock, $.001 par value. The preferred stock may be issued in series from time to time with such designation, voting and other rights, preferences and limitations as the Board of Directors of InforMedix may determine by resolution. In December 2005, the Company’s board of directors authorized the issuance of up to 480 shares of preferred stock with a stated value of $10,000 per share. As of December 31, 2006, the Company recorded a total value of $3,426,771 under the authorized offering, consisting of 342.6771 shares of Series A Preferred Stock. As a result of the Exchange Offering to convert these preferred shares to common shares, commenced on October 27, 2006 and closed on February 12, 2007, the Company reduced the outstanding number of Preferred Shares from the previously issued 342.6771 shares to 12.3 outstanding shares, with the 330.3771 exchanged shares converted into common stock of the Company.

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

InforMedix is subject to regulations, such as compliance and record-keeping requirements, under the Health Insurance Portability and Accountability Act (HIPAA) and the Food, Drug and Cosmetic Act. In addition, the provision of services, pharmaceuticals and equipment is subject to strict licensing and safety requirements. If InforMedix is deemed to have violated these laws and regulations, InforMedix could be subject to fines and/or facility shutdowns. Government officials and the public will continue to debate healthcare reform. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology for pharmaceuticals may have a dramatic effect on InforMedix’s business and results of operations.

InforMedix Holdings, Inc.

Continued pressure could reduce InforMedix’s margins and limit InforMedix’s ability to maintain or increase its market share.

Certain competitors of InforMedix may have or may obtain significantly greater financial and marketing resources than InforMedix. As a result, InforMedix could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share.

If we lost the services of Dr. Bruce Kehr, InforMedix’s CEO, Randy Dulin, InforMedix’s Senior Vice President, or Harry M. Stokes, InforMedix’s Senior Vice President & CFO, we might not be able to execute InforMedix’s current business in accordance with our current plans.

InforMedix’s future success depends significantly on the skills, experience and efforts of its chief executive officer, Dr. Bruce Kehr, Randy Dulin, its senior vice president of business development and operations, Harry M. Stokes, its Senior Vice President & CFO, and other key personnel. These individuals would be difficult to replace. Dr. Kehr, Mr. Dulin and Mr. Stokes are engaged in carrying out, InforMedix’s strategic business plan. The loss of the services of Dr. Kehr, Mr. Dulin, or Mr. Stokes could seriously harm InforMedix’s ability to implement its strategy. A failure to implement InforMedix’s business strategy could result in the cessation of InforMedix’s operations which would have a material adverse effect on our company and on your investment.

If InforMedix is unable to adequately protect or enforce its rights to its intellectual property, InforMedix may lose valuable rights, experience reduced market share, if any, or incur costly litigation to protect such rights.

InforMedix generally requires its employees, consultants, advisors and collaborators to execute appropriate confidentiality agreements with it. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with InforMedix is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements may be breached, and in some instances, InforMedix may not have an appropriate remedy available for breach of the agreements. Furthermore, InforMedix’s competitors may independently develop substantial equivalent proprietary information and techniques, reverse engineer information and techniques, or otherwise gain access to InforMedix’s proprietary technology. In addition, the laws of some foreign countries may not protect proprietary rights to the same extent as U.S. law. InforMedix may be unable to meaningfully protect its rights in trade secrets, technical know-how and other non-patented technology.

InforMedix may have to resort to litigation to protect its rights for certain intellectual property, or to determine their scope, validity or enforceability. Enforcing or defending InforMedix’s rights is expensive and may distract management from its development of the business if not properly managed. Such efforts may not prove successful. There is always a risk that patents, if issued, may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish protection for any technology InforMedix may license. Any failure to enforce or protect InforMedix’s rights could cause it to lose the ability to exclude others from using its technology to develop or sell competing products.

InforMedix may be sued by third parties who claim that InforMedix’s product infringes on their intellectual property rights. Defending an infringement lawsuit is costly and InforMedix may not have adequate resources to defend. Any settlement or judgment against us could harm our future prospects.

InforMedix may be exposed to future litigation by third parties based on claims that its technology, product or activity infringes on the intellectual property rights of others or that InforMedix has misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against InforMedix, whether or not valid, could result in substantial costs, could place a significant strain on InforMedix’s financial and managerial resources, and could harm InforMedix’s reputation. In addition, intellectual property litigation or claims could force InforMedix to do one or more of the following:

InforMedix Holdings, Inc.

Cease selling, incorporating or using any of InforMedix’s technology and/or product that incorporates the challenged intellectual property, which could adversely affect InforMedix’s revenue;

•	Obtain a license from the holder of the infringed intellectual property right, which may be costly or may not be available on reasonable terms, if at all; or

•	Redesign InforMedix’s product, which would be costly and time consuming.

We may not be able to manufacture our planned product in sufficient quantities at an acceptable cost, or at all, which could harm our future prospects.

InforMedix is in the initial phase of product commercialization. InforMedix does not presently own any manufacturing facilities. Accordingly, if InforMedix’s product becomes available for widespread sale, we may not be able to arrange for the manufacture of our product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect InforMedix’s future prospects. InforMedix has begun initial discussions with potential alternate manufacturers to mitigate this risk.

The market for InforMedix’s product is rapidly changing and competitive. New products may be developed by others which could impair our ability to develop, grow or maintain our business and be competitive.

InforMedix’s industry is subject to substantial technological change. Developments by others may render InforMedix’s technology and planned product noncompetitive or obsolete, or it may be unable to keep pace with technological developments or other market factors. Competition from other companies, universities, government research organizations and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than InforMedix does, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities could represent significant competition for InforMedix. InforMedix is a development-stage enterprise and as such its resources are limited and it may experience technical challenges inherent in developing its technology. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition.

InforMedix’s planned product could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely affect InforMedix’s ability to obtain and maintain insurance coverage. If InforMedix incurred a material liability for which it is not adequately insured, it might be rendered insolvent.

The testing, manufacture, marketing and sale of InforMedix’s product will involve an inherent risk that product liability claims will be asserted against it. We currently have a general liability policy with an annual aggregate limit of $1 million with a $1 million limit per occurrence and product liability insurance with an aggregate limit of $5 million. This insurance may prove inadequate to cover claims and/or litigation costs. Product liability claims or other claims related to InforMedix’s planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent InforMedix from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of InforMedix’s Med-eMonitor.

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

InforMedix Holdings, Inc.

EMPLOYEES

InforMedix currently has seven employees and eight part-time consultants. The seven employees are the Chief Executive Officer, Senior Vice President & Chief Financial Officer, Senior Vice President of Operations and Direct Sales, Senior Vice President of Business Development, Marketing & Channel Sales, Vice President of Research and Development, Director of Software Development, and Executive Assistant.

ITEM 2 -
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

ITEM 3 -
LEGAL PROCEEDINGS

In the ordinary course of business, InforMedix may be involved in legal proceedings from time to time. At December 31, 2006, there were no material legal proceedings against InforMedix. No governmental agency has instituted any proceedings or served InforMedix with any complaints.

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

The Company has advised two former service providers that their billings (amounting to an aggregate of $147,777 ) are contested. The Company also notified these firms that the Company would seek not only forgiveness of the billings, but also a yet to be determined monetary recovery.

Following our notice on February 1, 2007 Wolfe Axelrod Weinberger Associates, LLC, one of the service providers, initiated a Complaint against the Company. The amount of the contested billing with Wolfe Axelrod Weinberger equals $42,791.74.

This Complaint was filed in the Supreme Court of New York located in the County of New York. In the Complaint, the plaintiff has set forth four Causes of Action. These causes of Action include the recovery of the billed amount, a claim for an automatic renewal of their agreement, a claim for a finder’s fee in our December 5, 2005 financing, and finally a claim for compensation for the efforts allegedly extended by the firm in assisting the Company secure financing.

InforMedix Holdings, Inc.

The Company has retained a New York law firm to represent its interests and the Company has filed a counter-complaint in this matter.

ITEM 4 -
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

InforMedix Holdings, Inc.

PART II

ITEM - 5
MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES

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

		High	Low
Calendar Year 2006
Fourth Quarter	October 1 through December 31	$ 0.14	$ 0.08
Third Quarter	July 1 through September 30	$ 0.16	$ 0.09
Second Quarter	April 1 through June 30	$ 0.25	$ 0.13
First Quarter	January 1 through March 31	$ 0.25	$ 0.14

Calendar Year 2005
Fourth Quarter	October 1 through December 31	$ 0.31	$ 0.12
Third Quarter	July 1 through September 30	$ 0.24	$ 0.12
Second Quarter	April 1 through June 30	$ 0.40	$ 0.15
First Quarter	January 1 through March 31	$ 0.54	$ 0.19

As of March 31, 2007, there were 92,050,624 holders of record of our Common Stock. On March 31, 2006, the closing price of our Common Stock was $0.13 per share.

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

Equity Compensation Plan Information

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2006:

•
the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column A).

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

InforMedix Holdings, Inc.

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

			# of Securities remaining
			available for future
	# of Securities To be	Weighted-average	issuance under equity
	issued upon Exercise	Exercise price of	compensation plans
	of outstanding options,	Outstanding options	(excl. securities reflected
	warrants and rights.	warrants and rights	in Column A
	(A)	(B)	‘(C)
Equity Compensation plans
Approved by security holders	7,907,829	$0.32	238,891
Equity Compensation plans not
Approved by security holders	696,720	$0.85	-
TOTAL	8,604,549	$0.39	238,891

ITEM 6 -
MANAGEMENT'S DISCUSSION AND ANALYSIS

Portions of the discussion in this Form 10-KSB contain forward-looking statements, all of which included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-KSB.

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. InforMedix currently believes the following accounting policies to be critical:

1.	Inventory

Inventory consists of component parts to be used in the manufacture of Med-eMonitor units and outsourced manufacturing costs for units that have not yet been placed into service. The Company values the inventory at the lower of cost (first-in, first-out basis) or market. Approximately 250 units have been placed in service and have been reclassified to fixed assets as of December 31, 2006, as the Company holds title to all units placed into service. As of December 31, 2006, an additional 750 units were in the final stages of production.

The Company states the inventory at the lower of cost (first-in, first-out basis) or market value.

2.	Fixed Assets

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

InforMedix Holdings, Inc.

3.	Intellectual Property Assets

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ended December 31, 2006 and 2005 were expensed as Product Development (previously referred to as Research and Development).

The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company’s patents were cited as prior art in 154 other issued patents. Two of the 15 issued patents may no longer be asserted as of December 31, 2006. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its consolidated balance sheet at December 31, 2006 and 2005.

4.	Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ending December 31, 2006 and 2005 have been expensed as research and development.

5.	Product Development

Product development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor devices, communications connectivity between the devices and the databases via the Internet, continuing improvement of the firmware in the device and Med-eXpert software to better meet customer needs, and Website development. Research and development costs are expensed as incurred.

6.	Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2006 and 2005.

7.	Advertising

The cost of advertising is expensed as incurred. Advertising costs were $10,839 and $11,754 for the years ended December 31, 2006 and 2005, respectively.

InforMedix Holdings, Inc.

8.	Discount on Notes Payable

A discount on notes payable was recorded by the Company with respect to various promissory notes issued during the year ended December 31, 2005. The amount of the discount was calculated by subtracting the fair market value of the warrants or shares of common stock included in the units issued pursuant to the terms of the private placement. The discount is being amortized over the life of the respective promissory notes and recorded as interest expense, but the balance of which is accelerated in the event respective notes are converted to equity and/or paid off in advance of the expected life of the promissory note. As of December 31, 2006 all previously recorded Discounts on Notes Payable were fully amortized.

9.	Deferred Loan Costs

Deferred loan costs are comprised of expenses incurred in connection with the issuance of promissory notes and include investment banking and legal fees. The discount is being amortized over the life of the respective promissory notes and recorded as depreciation and amortization, but the balance of which is accelerated in the event respective notes are converted to equity and/or paid off in advance of the expected life of the promissory note. As of December 31, 2006 all deferred loan costs were fully amortized.

10.	Common Stock to be Issued

In conformance with GAAP accounting procedures, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of December 31, 2006. For the year ended December 31, 2006, a total of $1,558,604 of Common Stock to be Issued was recognized.

RESULTS OF OPERATIONS

For the year ended December 31, 2006, compared to the year ended December 31, 2005

The Company recognized $102,721 in revenues from the sale/lease of its Med-eMonitor(TM) System for the year ended December 31, 2006. This represents an increase of $81,171 over sales of $21,550 for the year ended December 31, 2005. Prior to January 1, 2004, the product was still in the development stage and had only been sold into studies at academic research centers that resulted in two research articles published in peer reviewed medical journals in prior periods. These articles were published in the July/August 2003 issue of Heart & Lung, and the September 2003 issue of the Drug Information Journal (official publication of the Drug Information Association).

Compensation expense for the year ended December 31, 2006 of $898,569 increased by $254,880 (40%) compared to $643,689 for the prior year ended on December 31, 2005. The increase was primarily the result of the annualized prior year staffing changes in the marketing area, the severance costs associated with the transition of the Company’s former CFO’s ($50,000), and achievement/performance bonuses related to an employment contract and the achievement of key business transactions ($133,725), and other staffing transition expenses.

Selling, general and administrative expenses for the year ended December 31, 2006 of $1,612,758 increased by $851,587 (112%) compared to $761,171 for the prior year. The increase resulted significantly from the value related to the non-cash issuance of shares to the placement agents leading the Preferred Stock offering (concluded on August 25, 2006), and the Common Stock offering (commenced on October 16, 2006).  In addition to these fees, the Company incurred an increase in professional fees associated with third party accounting services, executive search fees, and other professional fees.

InforMedix Holdings, Inc.

Product development expenses for the year ended December 31, 2006 of $474,934 increased by $43,618 (10%) compared to $431,316 for the prior year due to costs related to various software and firmware upgrades to the Med-eMonitor(TM) system, and next generation database development.

Depreciation and Amortization expense for the year ended December 31, 2006 of $159,064 increased by $95,340 (150%) compared to $63,724 for the prior year. This increase resulted primarily from the amortization of deferred loan costs originating in 2005 in connection with various debt offerings.

Interest expense during the year ended December 31, 2006 increased to $224,979 for an increase of $130,319 from the $94,660 reported for the year ended December 31, 2005. This increase resulted from the amortization of Deferred Loan Costs and Discount on Notes Payable. With the closing of the Preferred Stock funding efforts, all loans, with the exception of one loan for $100,000 received on November 13, 2006, were either repaid or converted into the Preferred Stock offering.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2006, the Company does not have an operating line of credit from a financial institution and consequently has relied on debt and equity financing from investors to complete the development phase of our business and to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $435,879 at December 31, 2006, as compared with $15,432 at December 31, 2005. In addition, as of December 31, 2006, the Company had accounts receivable equaling $52,162 or an increase of $32,612 over the accounts receivable recorded as of December 31, 2005.

At December 31, 2006 the Company had $302,441 in uncontested trade debt. In addition, we have remaining cash commitments of at least $40,630 to our third party contract manufacturer which must be paid in order to secure release of our current production run of 750 additional Med-eMonitor Units, scheduled for release in 2007, and which are critical to the fulfillment of our current business development activities and estimated revenue backlog.

As more fully described in the Financial Statements for the year ended December 31, 2006, we have raised the following gross cash amounts from outside sources since January 1, 2006:

1.
Dawson James Preferred Stock Offering - Pursuant to a confidential Private Placement Memorandum dated December 5, 2005 (“PPM4”), as supplemented, the Company completed the sale of an aggregate of $3,426,771, consisting of 289.5 Preferred shares (representing $2,895,000 principal amount in cash payments) plus 52.5 Preferred Shares (representing $525,000 principal amount of cancelled notes payable), and an additional 0.6771 shares for interest expenses. An additional $25,000 of interest expense related to the cancelled notes payable converted into shares in this offering was accrued as of December 31, 2006.

Each Preferred Shares (or Unit under this offering) consisted of one share of Series A Preferred Stock along with certain Series A-1 Warrants and Series A-2 Warrants. Each share of Series A Preferred Stock had a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and was initially convertible into 62,500 shares of Common Stock at $.16 per share (the “Conversion Price”) at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 consecutive trading days.

Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants”). The Warrants expire on April 30, 2011 and are exercisable, in whole or in part, through cash only (not cashless) exercises. The Warrants are subject to redemption commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days.

InforMedix Holdings, Inc.

If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange their Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

Of the $2,895,000 cash received through December 31, 2006 from the funds received under this offering, $496,700 was paid out in related offering costs, including $100,000 to the placement agent (Bruce Meyers of Meyers Associates) as a buy-out of their agreement. An additional $509,685 was disbursed to repay $481,000 in notes payable, including $28,685 in accrued interest thereon.

The placement agent received 10% sales commissions on the 289.5 Units sold for $2,895,000 cash as described above, or $289,500, and an additional 3% non-accountable expense allowance payment of $86,850 on these same Units, both of which were accounted for as issuance costs.

The placement agent will also be issued 4,523,436 shares of common stock as additional issuance cost for the sale of the 289.5 Units for cash. The value of these additional common shares, amounting to $939,625, has been recorded as an additional cost charge to “Additional paid-in capital - preferred stock,” with an offsetting credit to “Common stock to be issued.” Upon the issuance of these common shares, the related values will be transferred from “Common Stock to be issued” to “Common Stock” and “Additional paid-in capital - common stock.”

On August 25, 2006, the Company concluded its money raising activities pursuant to the confidential Private Placement Memorandum dated December 5, 2005.

The issuance of these securities did not require registration under the Act, pursuant to exemption available under the provision of Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act.

2.
Exchange Offering of Dawson James Preferred Stock - On October 27, 2006, the Company issued an Exchange offering to the holders of the Series A Preferred Stock and related Series A-1 and Series A-2 warrants for the purpose of reducing the number of outstanding warrants. The determination of the exchange structure was reviewed with several brokers engaged in the PPM4 offering. With a reduced number of Series A-1 and Series A-2 outstanding warrants, the Company will be enabled to increase the potential funding available under the PPM5 offering issued on October 17, 2006.

The terms of the Exchange Agreement provide for a total exchange of 115,000 shares of common stock for each share ($10,000 initial investment) of Preferred Series A Stock and accompanying Series A-1 and Series A-2 warrants.

On February 12, 2007, the Company closed the Exchange Offering, with 96.4 % of the funds invested under the Dawson James Preferred Stock Offering electing to accept the Exchange Offering. Of the total funds received, only $123,000, or 12.3 shares of Preferred Stock, chose not to convert pursuant to the Exchange Agreement.

3.
Basic Investors Common Stock Offering (October 16, 2006) - In October 2006, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM5”). Based on the terms of the offering released on October 17, 2006, the Minimum funding sought would be in the amount of $500,000, with the Maximum Offering set at $2,000,000. The offering also allows for an over subscription of an additional 25% (i.e. $500,000) over the Maximum Offering, or up to $2,500,000 of total funding.

InforMedix Holdings, Inc.

The terms of PPM5 involved a purchase price per share of common stock of $0.10, with an accompanying Class C warrant priced at $0.15 for each share of common stock purchased under the offering. The placement agent receives a 10% sales commission, along with a 3% non-accounted allowance for expenses, and 1.5 million restricted shares of Common Stock, and 1 Class C warrant for every 10 Class C warrants issued in the offering. In addition, the Company will incur legal costs in documenting the transactions, as well as an escrow account fee of $2,500.

As of December 31, 2006, the Company received a total of $865,000 of funding from this PPM5. On February 28, 2007, the Company closed the offering, with a final level of funding of $865,000.

On March 23, 2007, the Company initiated a second PPM (“PPM6”) with Basic Investors. The terms of this new offering matched the terms of the previous PPM5 launched on October 16, 2006, with the exception that a maximum of $2,000,000 will be offered, and no over-subscription will be made available.

The accompanying unqualified financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

We believe that if we are successful in raising additional funds with the PPM6 (launched on March 23, 2007) of $2.0 million in April/May 2007, we may be able to meet our working capital requirements for the next 18 to 24 months from invested capital and revenues, including an estimated $500,000 from the existing Revenue Backlog, along with potential revenues (sales and rental) from strategic partnerships and prospective channel partners.

As of April 27, 2007, the Company reached the minimum amount to close under PPM6, however, we cannot assure either our success at reaching the full amount of the PPM6 offering, or whether the funding will be sufficient to meet our working capital requirements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The Company had a working capital deficit of $1,870,305 at December 31, 2006, which produced a current ratio of 0.3 to 1.0. At December 31, 2005, the Company had a working capital deficit of $1,312,350 and the current ratio was 0.1 to 1.0. A reduction in expenses would jeopardize our ability to carry out our new business strategy and consequently reduce or eliminate future growth, which would adversely affect the value of an investment in our Company.

The working capital deficit includes a value of $2,045,885 for Common Stock to be Issued as a Current Liability. Once shares are physically issued, this value will be recognized as Additional Paid in Capital and Common Stock. If the Company had issued the shares related to this Common Stock to be Issued prior to December 31, 2006, the current ratio would have equaled 1.3 to 1, and a working capital surplus of $175,580 would have resulted.

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

InforMedix Holdings, Inc.

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

In Phase V, we improved its ability to make direct sales into the disease management and managed care markets, through hiring top performing salespeople experienced in these markets

a)
In Phase VI, we expect to achieve significant revenue recognition and have begun achieving revenues with nationally recognized customers. By establishing the technology through scientific studies, establishing alliances with larger companies and dev Up to $155,000 in commitments from the University of Texas Health Science Center, San Antonio. This commitment is over five (5) years, or approximately $33,000 in 2007, and in support of a medication and care plan adherence program for schizophrenia patients.

b)	$13,000 with Enhanced Care Initiatives (ECI). This initiative, projected to be through June 2007, relates to an expanded program in Tennessee and Texas;

c)
$11,500 for a pilot study with the University of Pennsylvania through September or October, 2006, for patients with a high risk of stroke, which represents an initial order for a pilot program followed by a second order to expand the program based upon positive results and customer satisfaction.

Background on Estimated Revenue Backlog

Earlier the year ended December 31, 2005 we announced that we had successfully established the effectiveness of the Med-eMonitor System in improving medication adherence rates and significantly reducing Hemoglobin A1c (HbA1c) rates in a study of diabetes patients at St. Vincent Healthcare in Billings, Montana. We believe that we have continued to benefit from these findings as we continue our business development activities.

a)	ADT WellHealth & XLHealth - Chronic Care

On November 15, 2006, we issued a Form 8-K announcing a Medicare Health Support Program with XL Health, a leading disease management company financed by Goldman Sachs, and ADT WellHealth, a division of ADT Security Services (a Tyco Fire & Security company).

InforMedix Holdings, Inc.

Baltimore, Maryland based XLHealth (“XL”), one of the leading providers of disease management and support programs to chronically ill patients, physicians, health plans, and employers, is also a Medicare and Medicaid accepted provider. XL’s services involve a “high touch” approach that incorporates face-to-face meetings with patients along with innovative program and data management to improve the quality of patient care - and thereby reduce healthcare costs. Current services include supporting patients with diabetes, congestive heart failure (CHF), cardiovascular disease (CVD), end stage renal disease (ESRD), and chronic kidney disease (CKD).

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

c)	University of Pennsylvania - Human Resources

The University of Pennsylvania, a self-insured employer, is offering our Med-eMonitor System as an employee benefit to selected University of Pennsylvania (Penn) employees and retirees with chronic health care conditions known to cause high rates of stroke, heart disease, premature death, and reduced quality-of-life. The contract carries a value of $129,000 to InforMedix.

InforMedix Holdings, Inc.

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

InforMedix Holdings, Inc.

In addition to the above contracts, the Company will continue to seek meetings with senior executives from large health plans, as well as gaining a product listing for reimbursement from the Center for Medicare and Medicaid Services (CMS).

In December 2006, the Company announced a teaming agreement with RICHMAR Associates, an 8A minority owned company, which has the ability to market the Company’s products to Medicare and VA applications. In addition, RICHMAR has successfully developed software applications to demonstrate the statistical benefits gained through the implementation of sound tracking systems. The Company believes that RICHMAR can provide the kind of information, which will further demonstrate on a non-clinical basis the improved health, and enhanced cost effectiveness realizable through the use of the Med-eMonitor.

In March 2007, the Company announced a strategic relationship with excelleRx, a division of Omnicare. In this agreement, the Company will market its products to clients of excelleRx as well as engaging excelleRx as a backend service provider to support the Company’s retail efforts, planned for the second quarter of 2007.

ITEM - 7
FINANCIAL STATEMENTS

Our audited financial statements and related notes required by this Item 7 begin on page 48 following Part III of this report.

ITEM - 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM - 8A
CONTROLS AND PROCEDURES

Our management and the Audit Committee of the Board of Directors, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective were effective as of that date.

InforMedix Holdings, Inc.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

ITEM - 8B
OTHER INFORMATION

None

InforMedix Holdings, Inc.

 PART III

ITEM 9 -
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets for the names, ages and positions of all of InforMedix’s executive officers and directors as of April 15, 2007:

		PRINCIPAL POSITIONS AND OFFICES
NAME	AGE	WITH OUR COMPANY

Bruce A. Kehr, MD	57	Chairman of the Board & CEO, Director
Harry M. Stokes	58	Corporate Secretary, CFO, Senior Vice President
Davidson R. Dulin	49	Senior Vice President of Operations and Direct Sales
Michael P. Gavin	53	Vice President of Research and Development
Rhonda B. Friedman	56	Director
Philip J. Gross, CPA	54	Director
Harris Kaplan	55	Director
Bruce S. Morra, PhD, MBA	52	Director
David Nash, MD, MBA	52	Director

Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.

EXECUTIVE OFFICERS:

BRUCE A. KEHR, M.D. has been the Chairman of the Board of Directors and Chief Executive Officer of InforMedix, Inc. since its formation in 1997. Dr Kehr is also Chairman of the Board of the Institute on Aging at the University of Pennsylvania. Dr. Kehr is a forensic consultant in neuropsychiatry and traumatic brain injury and a practicing physician. Since 1982, Dr. Kehr has been the President of Contemporary Psychiatric Services, a psychiatric group practice he formed which employs 10 full and part-time employees. Dr. Kehr is the inventor of fifteen issued patents and twelve pending patents in the United States, Europe, Japan, and Canada, as well as issued and pending trademarks and service marks. In 1995, he was named in Who's Who of American Inventors. He has actively written and lectured on neuropsychiatry aspects of traumatic brain injury and on medication noncompliance, a field in which he is recognized as an expert. Dr. Kehr received his Bachelors degree from the University of Pennsylvania in 1971, followed by his Medical degree from Georgetown University School of Medicine in 1975.

HARRY M. STOKES became Senior Vice President and Chief Financial Officer on October 1, 2006, and Corporate Secretary on November 6, 2006. Mr. Stokes is an accomplished financial and operating executive with over 25 years of experience managing national and international organizations holding assets from $5 million to in excess of $1 billion. Most recently, he served as CFO for Transnational Automotive Group (OTC BB:TAMG). From 2002-2005 he served as Chief Financial Officer and Vice President of Finance and Administration for the Major Indoor Soccer League, LLC. From 1994-2002, he was the Managing Director of HMS & Associates, a consulting firm representing high net-worth individuals, and privately held organizations, which provided strategic, operational and financial consulting to both start-up and established domestic and international organizations. Mr. Stokes previously served as Vice President of Finance of Gund Investment Corporation, where he personally represented a high net-worth individual as a key financial, strategic, operational and investment advisor on all portfolio assets and operating companies. He provided extensive merger, acquisition, integration, turn-around, operating and tax planning counsel and entity leadership. His role also included service as lead financial advisor for several of the closely held investments. Mr. Stokes received his BBA from Temple University where he majored in Business Administration/Law, and also attended Temple University for his graduate studies in Finance.

InforMedix Holdings, Inc.

DAVISON R. DULIN became Senior Vice President of Operations and Direct Sales on March 19, 2007. Prior to that, Mr. Dulin served as our Senior Vice President of Business Development and Operations from September 30, 2004. Prior thereto, from February 15, 2004, he served as Vice President of Sales and Marketing. From July 2001 until February 2004, he served as the Vice President of Marketing and Sales of Database Publishing Group, Inc. From August 1998 until April 2001, Mr. Dulin was employed by HealthOnline, Inc., serving as Executive Vice President Marketing and Sales/Director from August 1998 until June 2000 and then President/Director from June 2000 until April 2001. From January 1997 until August 1998, he was the Executive Vice President of Marketing and Sales for FutureHealth Corporation. Mr. Dulin graduated from Davidson College in 1980 with a B.A.. in Chemistry. Mr. Dulin also spent more than 12 years at Ciba Pharmaceuticals, where he held numerous senior positions including marketing and sales director of the company's UK division, vice president of marketing, and executive director and head of headquarter sales.

RICHARD P. VOSS became Senior Vice President of Business Development, Marketing & Channel Sales on March 19, 2007. Throughout his career, Mr. Voss has been responsible for launching a number of significant new products and negotiating high-level multi-million licensing agreements, co-promotions and partnerships with major healthcare companies worldwide. While serving as Senior Product Manager for Abbott PPD, a division of Abbott Laboratories, Mr. Voss launched Abbott’s first generic erythromycin product, generating more than $10 million in sales in its first year. Mr. Voss also led the product launch of Particle Coated Erythromycin (PCE) for Abbott PPD, which quickly established itself as one of the best selling brands in the category, producing annual revenues of more that $100 million. While serving as Vice President, Business Development and Director of Human Health at Royer Biomedical, Inc., Mr. Voss led numerous transactions and negotiated significant licensing agreements and co-promotions.. Mr. Voss also served as the Executive Director, Strategic Planning and Corporate Development at Boehringer Manheim Corp, Therapeutics, where he negotiated a major co-promotion with DuPont Merck Pharmaceutical Co. Mr. Voss received his BS degree from Marquette University, majoring in Finance, and his MBA from the University of Chicago.

MICHAEL P. GAVIN became the Vice President of Research & Development of InforMedix, Inc. on February 1, 2002. From 1992 until November 2001, he was the Vice President of Research and Development for ITC International Technodyne, where he was directly responsible for the creation, development, clinical testing, and manufacturing scale-up of numerous medical devices. These devices included in-vitro diagnostics devices, disposable medical devices, and laboratory based clinical chemistry and hematology systems. In addition, he directly managed the design, development, clinical testing, and regulatory submissions for the first home use Prothrombin time monitor to be approved by the FDA and managed the modification of two portable diagnostic devices for use in double-blinded clinical trials. Mr. Gavin holds six United States patents. He graduated cum laude from Farleigh Dickinson University in 1985 with a B.S.E.E. in Computer Science & Communication Systems. He has additional course work in Project Management, Design for Manufacturability, Statistics, Human Resource management, Financial Analysis, Real Time Operating Systems, Assembly Language Programming, cGMP Practices and Best Practices in Product Development.

InforMedix Holdings, Inc.

SIGNIFICANT CONSULTANT(S)

REMIE J. SMITH, BSEE has served as Director of Software Development of InforMedix, Inc. since May, 2003. Mr. Smith has over 19 years experience in medical software product development with specialization in project management, software lifecycle development, and verification/validation. Mr. Smith has successfully lead numerous major medical software and WEB projects to commercial products. His technique for making goals measurable and repeatable provides the mechanics for success. Mr. Smith brings extensive experience in FDA regulations including CFR 21 Part 11 and HIPPA compliance. He has seven end-to-end medical product launches and three vertical web applications, which Management believes is ideally suited to the Med-eMonitor product line. Mr. Smith graduated with a BSEE in 1984, in Computer Engineering, from State University of New York at Buffalo. In addition, Mr. Smith has obtained certifications in Microsoft and SUN Technologies.

BOARD OF DIRECTORS

BRUCE A. KEHR, M.D., Chairman, see description above.

RHONDA B. FRIEDMAN, SC.D. has been a director of InforMedix since February 2001. Since March 2006 she has served as President and Chief Operating Officer of TraumaCare, Inc., a medical device company. From October 2002 until March 2006, Dr. Friedman was a partner at Bethesda Bioscience Partners, a consulting firm. From January 1997 until October 2002, she served as the President and Chief Operating Officer of Coagulation Diagnostics, Inc., a company specializing in the development of tests for hyper-coagulability, or the tendency to form blood clots. From November 1987 until December 1996, Dr. Friedman worked at the MEDSTAT Group in Washington, D.C., a company specializing in medical database development. During her tenure at MEDSTAT, she held such positions as Director of Clinical Research and Outcomes, Acting Vice President and General Manager of the Research and Policy Division, and Vice President of Disease Management. Dr. Friedman has a wide range of experience in global clinical trials, outcomes research, strategic business planning, business development, and financial and personnel management. Dr. Friedman earned her Bachelors degree from Hobart and William Smith Colleges in 1971. She has also earned an Sc.M. in 1974 and Sc.D. in 1978 from the John Hopkins University School of Hygiene and Public Health.

PHILLIP J. GROSS, CPA was appointed to the InforMedix Holdings, Inc. Board of Directors on January 24, 2005 by the Board to replace Bert Wasserman who retired. Phil also serves as the Chairman of the Audit Committee. He has over 30 years of finance, business, and healthcare related experience. Since March 1, 2005, Mr. Gross has served as a consultant to and prior thereto, from February 2004, he was the Senior Vice President of Business Development and Chief Financial Officer of Dr.First.com, Inc. From May 2002 until January 2004, Mr. Gross was an independent consultant. Prior thereto from December 1998 he was President, Vice Chairman and a Director of PrimeWire, Inc. He began his career as a management consultant with the International Association of Chiefs of Police, Hallcrest Systems and Cresap, McCormack and Paget. He then entered the telecommunications and information services industry in 1981. Mr. Gross spent four years with MCI during which he held senior management positions on the Corporate Staff and in MIS, and spent three years as the CFO of Ameri`ca Online. For the last 20 years, he has co-founded or been involved during the development stage with several business services, healthcare and information technology companies in which he held senior financial and operating positions, or served as an "angel investor," board member, consultant and/or advisor. During the 1998-1999 academic year, Mr. Gross served as the Entrepreneur-in-Residence at the Dingman Center for Entrepreneurship, at the R.H. Smith School of Business, University of Maryland; he was an Adjunct Professor of Entrepreneurship at the Smith School through Spring 2002. He is active in the venture capital community as both the recipient of venture capital funds as an early stage investor. He holds B.A. and M.P.A. degrees from Syracuse University and obtained his Certified Public Accountant and Certified Internal Auditor certificates in 1978.

InforMedix Holdings, Inc.

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

BRUCE S. MORRA, PH.D., MBA was appointed to the Board on December 7, 2005 by the Board of Directors and was elected by the Shareholders on March 14, 2006. Dr. Morra earned his Ph.D. and M.S. in Polymer Science and Engineering and his M.B.A. from the University of Massachusetts, Amherst in 1980, after graduating magna cum laude in Chemical Engineering from Princeton University in 1976. He has more than 24 years of pharmaceutical, medical device, drug delivery, biotech and polymers industry leadership experience, and is now a consultant and Board member to various companies in these fields. From April 2003 through the end of 2004, Dr. Morra was President of West Pharmaceutical Services’ Drug Delivery and Contract Clinical Research businesses. After turning around the businesses via strategies that refocused on the company’s core expertise, driving three new products into phase II clinical trials, submitting the first formulation for regulatory approval and consummating 10 new development/licensing deals, Dr. Morra orchestrated the sale of the Drug Delivery business to a leading venture capital group, Warburg Pincus. Prior to joining West, for the period 2000 to 2003, he was Chief Business Officer for Progenitor Cell Therapy, LLC, a start-up company performing cell-based process, device and drug development; President, COO and CFO of Biopore Corporation and its sister company Polygenetics, Inc., driving development of applications for their unique porous polymer microsphere technology in fields that included drug delivery, embolotherapy, gene therapy and bioartificial livers; while also being a Board Member and consultant for other life science companies. From 1993 to 2000 Dr. Morra served as President, COO and Founder of Flamel Technologies, Inc., a drug delivery systems and biomaterials company. Dr. Morra assisted in raising venture capital funding for Flamel and taking the company public on the NASDAQ in 1996. Before he started Flamel’s US subsidiary, Dr. Morra served as the President of ISP Filters, Inc., a subsidiary of GAF Corp and held positions in General Management, New Business Development, Product Management, Marketing, Finance and R&D at Ausimont USA, Amoco Performance Products and E.I. DuPont.

DAVID B. NASH, MD, MBA, FACP, was appointed to the InforMedix Board of Directors on March 14, 2006 and was elected by the shareholders on March 14, 2006. He is Founder and Dr. Raymond C. and Doris N. Grandon Professor and Chairman of the Department of Health Policy, at Jefferson Medical College of Thomas Jefferson University in Philadelphia. Internationally recognized for his work in outcomes management, disease management, medical staff development and quality-of-care improvement, his publications have appeared in more than 100 articles in major journals. He has edited fifteen books, including A Systems Approach to Disease Management by Jossey-Bass, Connecting with the New Healthcare Consumer by Aspen and The Quality Solution by Jones and Bartlett. Dr. Nash has served on the Board of Directors of five companies, including two publicly-traded companies, three disease management companies, and two companies that were acquired while he served as a Director. These companies include: Patient InfoSystems (PATI:NASDAQ) from 1996 -2000; I-Trax Corporation (DMX:AMEX) from 2002 to current; Future Health, which was recently acquired by Nationwide Mutual Insurance Company from 2003 to current; Pharma Detailing.Com from 1999 to 2000; and DoctorQuality which was also acquired from 2000 to 2003. In addition, Dr. Nash has served on the Advisory Boards of nine other companies including Pfizer Health Solutions. Repeatedly named by Modern Healthcare to the top 100 most powerful persons in healthcare list, his national activities include appointment to the JCAHO Advisory Committee on Performance Measurement, the CIGNA Physician Advisory Committee, membership on the Board of Directors of the Disease Management Association of America (DMAA) and Chair of an NQF Technical Advisory Panel - four key national groups focusing on quality measurement and improvement. Dr. Nash was also named as a finalist in the 15th Annual Discover Awards for Innovation in Public Health by Discover magazine. In 1995, he was awarded the Latiolais (“Lay-shee-o-lay”) Prize by the Academy of Managed Care Pharmacy for his leadership in disease management and pharmacoeconomics. Currently, he is Editor-in-Chief of four major national journals including P&T, Disease Management, Biotechnology Healthcare and the American Journal of Medical Quality. Dr. Nash received his BA in economics (Phi Beta Kappa) from Vassar College in 1977; his MD from the University of Rochester School of Medicine and Dentistry in 1981; and his MBA in Health Administration (with honors) from the Wharton School at the University of Pennsylvania in 1986. While at Penn, he was a former Robert Wood Johnson Foundation Clinical Scholar and Medical Director of a nine physician faculty group practice in general internal medicine.

InforMedix Holdings, Inc.

AUDIT COMMITTEE

Our Board of Directors has established an Audit Committee, consisting of Mr. Gross (Chairman), Dr. Friedman and Mr. Kaplan. The Board has determined that Mr. Gross qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC, and is independent.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equities are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2006.

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

InforMedix Holdings, Inc.

ITEM -10
EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal year ended December 31, 2006 by our chief executive officer and our two other most highly-compensated executive officers during our 2006 fiscal year (we refer to these individuals collectively as the “named executive officers”).

Summary Compensation Table:

Name & Position	Year	Salary	Bonus *	Options Awards	All Other Compensation	Total
Bruce A. Kehr, CEO	2006	$225,000	$102,370	$0	$0	$327,370
Davidson R. Dulin, SVP	2006	$162,000	$12,256	$0	$0	$174,256
Michael P. Gavin, VP	2006	$180,000	$12,120	$0	$0	$192,120

* Includes amounts paid in Cash and Shares of Common Stock

Bonuses were awarded for the achievement of certain milestones established in Dr. Kehr’s employment agreement, and for performance in successfully advancing the Company’s business relationships and contracts. These bonuses were accrued as of December 31, 2006.

The above compensation firgures do not include the costs of benefits, including healthcare benefits, all of which does not exceed the lesser of $50,000 or 10% of such person’s annual salary and bonus for the the year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by the Named Executive Officers at December 31, 2006:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Bruce A. Kehr	300,000 143,006 56,082 1,450,952 220,000 300,000 150,000	0 0 0 0 220,000 0 0	$ $ $ $ $ $ $	1.00 1.00 0.37 0.32 0.30 0.15 0.15	5/8/13 1/21/14 1/21/14 9/24/14 1/24/15 8/24/15 8/24/15
Davidson R. Dulin	193,750 254,250 25,000	193,750 258,250 75,000	$ $ $	0.32 0.32 0.30	9/24/14 9/24/14 1/24/05
Michael P. Gavin	150,000 40,403 179,798 43,750	0 0 179,799 131,250	$ $ $ $	1.00 0.37 0.30 0.30	5/8/13 1/21/14 9/24/14 1/24/15

InforMedix Holdings, Inc.

EMPLOYMENT AGREEMENTS

InforMedix, Inc. entered into an employment agreement with Bruce A. Kehr, MD, Chairman and Chief Executive Officer on January 1, 2000 which was amended and restated on July 1, 2004. The term of such employment agreement shall continue until June 30, 2007. During the term of the agreement Dr. Kehr may continue to oversee the business operations of Contemporary Psychiatric Services Inc. and may continue to provide treatment to patients for up to 6 hours per week provided these activities do not prevent or impair Dr. Kehr's performance under the employment agreement. Dr. Kehr's base salary is $100,000 increasing to $225,000 when InforMedix obtains cumulative cash receipts of $2 million from sales, royalties, license fees or other income (collectively "Revenues"), or InforMedix obtains gross proceeds of at least $2 million from an equity offering. His base salary shall be subject to annual increases subject to approval by the Compensation Committee of our board of directors. In July 2005, the Compensation Committee agreed to increase Dr. Kehr’s salary to $225,000 effective January 1, 2006. He also will be entitled to an annual bonus at the discretion of the Compensation Committee of our board of directors. He agreed to convert $21,000 of accrued but unpaid salary into units identical to those of the Equity Offering, consisting of 58,892 shares of Common stock 58,892 Class A Warrants and 58,892 Class B Warrants to purchase 58,892 and 29,446 shares, respectively. Dr. Kehr shall be entitled to two bonuses of $40,000 each when InforMedix obtains $1 million and $2 million of Revenues. Dr. Kehr shall also be entitled to two bonuses of $17,500 each when InforMedix (a) successfully completes a test of the Company's Med-e-Monitor by a major pharmaceutical company and (b) executes an agreement for use of the Med-e-Monitor in a clinical drug trial for which InforMedix receives compensation. Dr. Kehr received $17,500 in January 2005 when the Company received written confirmation of successful completion of a pilot test.

His estate will also be entitled to receive one year's base salary in the event Dr. Kehr dies while employed by InforMedix. If Dr. Kehr is terminated other than for cause, death or total disability, then he is entitled to receive an amount equal to the product of his base salary for 12 months plus payment of all unused vacation time and un-reimbursed expenses. Upon a change of control, if Dr. Kehr is terminated other than for cause or good reason, he shall be retained as Executive Vice President of InforMedix. Dr. Kehr shall be subject to non-competition and non-solicitation provisions with respect to any past or present customers and any employee or agent for the period of his employment plus 12 months after termination.

InforMedix entered into an Employment Agreement with Harry M. Stokes as of October 4, 2006. The agreement provides that Mr. Stokes shall serve as Senior Vice President and Chief Financial Officer. Mr. Stokes is employed “at will” at an annual base salary of $180,000 per year. He is entitled to an annual bonus. Until such time as InforMedix establishes a health plan for employees, InforMedix has agreed to reimburse Mr. Stokes $415 on a monthly basis for his personal health insurance through his existing health plan.

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

InforMedix Holdings, Inc.

DIRECTOR COMPENSATION

The Compensation Committee has determined that directors shall be compensated for their services on the Board of Directors with options. On November 6, 2006, the Board approved a resolution that increased the number of options that each director shall individually receive to 0.5% of the total authorized shares of the Company’s common stock. The incremental options are subject to a three year vesting period commencing on a monthly basis as of October 1, 2006, and include all previous granted options. Prior to this increase, on January 24, 2005, the Board unanimously passed a resolution that each director shall receive a grant of 270,000 options, exercisable at $.30 per share, vesting over a three year period at a rate of 7,500 options per month subject to the approval of the 2005 Board of Director Stock Option Plan by the shareholders. The 2005 Board of Directors Stock Option Plan was approved by the shareholders on March 14, 2006. In addition, the four independent directors that had served on the Board but had not been compensated for the period August 2002 through December 2004, received a grant of 75,000 fully vested options exercisable at $.30 per share. We reimburse our directors for their reasonable expenses incurred in attending meetings of our board.

The following table sets forth the compensation paid to each of our non-employee directors in fiscal 2006:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total

Rhonda B. Friedman	$0	$0	$0	$0	$0
Philip J. Gross	0	0	0	0	0
Harris Kaplan	0	0	0	0	0
Bruce S. Morra	0	0	17,558	0	17,558
David Nash	0	0	0	0	0

The Company reimburses all Directors for expenses incurred in attending Board Meetings and other costs directly incurred in connection with services requested by either the Board or Management.

As cited in Note 10 to the Consolidated Financial Statements, the Company entered into a consulting agreement with Board Member Bruce Morra for strategic business development matters. This agreement provided compensation to Mr. Morra in the form of a warrant for 144,000 shares of the Company’s common stock at an exercise price of $0.19, vesting in twelve equal monthly increments . This agreement involved services rendered from December 7, 2005 through December 7, 2006. For accounting pruposes the value of this option was calculated as $17,558,

ITEM - 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of shares of our common stock outstanding, as of March 31, 2007 by:

•	Each person known by us to beneficially own 5% or more of our common stock,

•	Each of our Named Executive Officers and directors, and

•	All of our executive officers and directors as a group.

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

InforMedix Holdings, Inc.

Except as otherwise indicated in the notes to the following table,

•	We believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and

•	The address for each beneficial owner listed in the table, except where otherwise noted, is c/o InforMedix, Inc., Georgetown Park, 5880 Hubbard Drive, Rockville, Maryland 20852-4821.

	Amount/Nature of	% of Beneficially
Name of Stockholder	Stock Ownership	Owned
Bruce A. Kehr	4,636,781 (1)	4.9%
Davidson R. Dulin	687,023 (2)	*
Michael P. Gavin	532,418 (3)	*
Rhonda B. Friedman	270,000 (4)	*
Harris Kaplan	270,000 (4)	*
Philip Gross	339,000 (5)	*
Bruce S. Morra	1,272,367 (6)	1.4%
David Nash	97,500 (7)	*
All Executives and Officers as a Group	8,105,089 .	8.3%

* Less than 1% of the issued and outstanding shares.

1)
Includes 2,748,333 shares issuable upon exercise of presently-exercisable stock options and 101,838 shares issuable upon exercise of warrants issued in exchange for accrued and unpaid compensation. Does not include 91,667 shares of Common Stock issuable upon exercise of options not currently exercisable.

2)	Includes 687,023 shares issuable upon exercise of presently exercisable stock options. Does not include 312,977 shares issuable upon exercise of options not currently exercisable.

3)
Includes 532,418 shares issuable upon exercise of presently-exercisable warrants and options. Does not include 192,582 shares of Common Stock issuable upon exercise of options not currently exercisable.

4)	Includes 270,000 shares issuable upon exercise of presently-exercisable options, but excludes the 75,000 shares issuable upon exercise of options not currently exercisable.

5)	Includes 339,000 shares issuable upon exercise of presently-exercisable options. Does not include 75,000 shares issuable upon exercise of options not currently exercisable.

6)
Includes 112,500 shares issuable upon exercise of presently-exercisable options and 219,000 shares issuable upon exercise of warrants issued in connection with previous bridge financing and warrants issued in consideration of strategic business development consulting services. Does not include 157,500 shares issuable upon exercise of warrants not currently exercisable.

7)	Includes 97,500 shares issuable upon exercise of presently-exercisable options, but excludes 172,500 shares issuable upon exercise of options not currently exercisable.

InforMedix Holdings, Inc.

ITEM - 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

The employment agreements we entered into with each of Bruce Kehr, Harry M. Stokes, Davison Dulin and Richard P. Voss are discussed in the "Employments" subsection set forth previously in this Item - 10.

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that each of our directors other than Dr. Kehr are independent directors, as “independence” is defined in the Nasdaq Marketplace Rules, because they have no relationship with us that would interfere with their exercise of independent judgment.

ITEM - 13
EXHIBITS

The list of exhibits set forth under the heading “Exhibit Index” following the signature page to this Annual Report is incorporated herein by this reference.

ITEM - 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our independent auditors, Bagel, Josephs Levine & Company LLC, for each of our last two fiscal years are as follows:

	2006	2005
Audit Fees	$17,500	$17,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	$10,500	$10,500

The fees labeled as All Other Fees above constitute interim reviewed financial statements. Prior to the engagement of Bagell, Josephs, Levine & Company LLC, our audit committee considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our audit committee recommended to our board of directors that Bagell, Josephs, Levine & Company LLC be engaged to audit our consolidated financial statements for our fiscal year ending December 31, 2006.

InforMedix Holdings, Inc.

 PART IV - FINANCIAL INFORMATION

INFORMEDIX HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Cover and Index	48

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of December 31, 2006 and 2005	50

Consolidated Statements of Operations for the Years Ended
December 31, 2006 and 2005	51

Consolidated Statement of Changes in Stockholders’ Deficit
for the Years ended December 31, 2006 and 2005	52

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	53

Notes to Consolidated Financial Statements	54

InforMedix Holdings, Inc.

ITEM V-1  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
InforMedix Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheets of InforMedix Holdings, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InforMedix Holdings, Inc., as of December 31, 2006 and 2005, and the results of its operations, changes in stockholders’ deficit, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Gibbsboro, New Jersey

April 5, 2007

InforMedix Holdings, Inc.

INFORMEDIX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2006	2005
ASSETS:

Current Assets -
Cash and Cash Equivalents	$435,879	$15,432
Accounts Receivable	52,162	19,550
Inventory	275,448	186,600
Prepaid Expenses and other Current Assets	50,240	5,910
Total Current Assets	813,730	227,492

Fixed Assets, Net of Depreciation	89,313	143,302
Other Assets, Deferred Loan Costs - Net	-	114,014

TOTAL ASSETS	$903,043	$484,808

LIABILITIES & STOCKHOLDERS' DEFICIT:

Current Liabilities -
Notes Payable - Net	$100,000	$816,301
Common Stock to be Issued	2,045,885	-
Accounts Payable and Accrued Expenses	538,150	723,541

Total Current Liabilities	2,684,035	1,539,842

Stockholders' Deficit-
Preferred Stock , $0.001 Par Value; 4,500,000 shares authorized
342.6771 and 0 shares issued and outstanding	$-	$-
Common Stock, $0.001 Par Value; 200,000,000 share authorized
39,296,321 and 38,718,827 shares issued and outstanding	39,296	38,719
Additional Paid-in Capital	23,151,679	17,165,083
Unearned Compensation	-	(38,488)
Accumulated Deficit	(24,971,967)	(18,220,348)

Total Stockholders' Deficit	(1,780,992)	(1,055,034)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$903,043	$484,808

The accompanying notes are an integral part of these consolidated financial statements.

InforMedix Holdings, Inc.

INFORMEDIX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

REVENUES	$102,721	$21,550

COST OF GOODS SOLD	65,604	12,613

GROSS PROFIT	37,117	8,937

OPERATING EXPENSES

Compensation	898,569	643,689
Product Development (formerly Research and Development)	474,934	431,316
Selling, General & Administrative Expenses	1,612,758	761,171
Depreciation & Amortization	159,064	63,724

Total Operating Expenses	3,145,325	1,899,900

LOSS BEFORE OTHER INCOME/(EXPENSE)	(3,108,208)	(1,890,963)

OTHER INCOME/(EXPENSE)

Interest Income	8,339	4
Interest Expense	(224,979)	(94,660)

Total Other Income/(Expense)	(216,640)	(94,656)

LOSS BEFORE PROVISION FOR TAXES	(3,324,848)	(1,985,619)

PROVISION FOR TAXES	-	-
LOSS BEFORE ACCRETION OF PREFERRED
STOCK DIVIDEND	(3,324,848)	(1,985,619)

ACCRETION OF PREFERRED STOCK DIVIDENDS	(3,426,771)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(6,751,619)	$(1,985,619)

Net Loss per Basic and Diluted Shares	$(0.17)	$(0.05)
Weighted Average Number of Common Shares Outstanding	38,923,737	36,291,714

The accompanying notes are an integral part of these consolidated financial statements.

InforMedix Holdings, Inc.

INFORMEDIX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional
	Preferred Stock		Common Stock		Paid-in	Unearned	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, January 1, 2005	-	$-	25,032,136	$25,032	$16,342,923	$-	$(16,234,729)	$133,226

Shares issued for services and compensation	-	-	511,883	512	103,891	-	-	104,403

Shares issued for cash and warrant exchange	-	-	12,424,808	12,425	471,429	-	-	483,854

Shares issued in connection with debt financing	-	-	750,000	750	139,500	-	-	140,250

Unearned Compensation	-	-	-	-	-	(38,488)	-	(38,488)

Warrants Issued in connection with debt financing	-	-	-	-	95,180	-	-	95,180

Warrants Issued in connection with beneficial conversion	-	-	-	-	12,160	-	-	12,160

Net Loss for the year	-	-	-	-	-	-	(1,985,619)	(1,985,619)

Balance , December 31, 2005	-	-	38,718,827	38,719	17,165,083	(38,488)	(18,220,348)	(1,055,034)

Shares issued in connection with Preferred Stock Offering	343	-	-	-	3,426,771	-	-	3,426,771

Shares issued for services	-	-	577,494	577	72,679	-	-	73,256

Issuance costs in connection with preferred stock	-	-	-	-	(939,625)	-	-	(939,625)

Accretion related to Preferred Shares	-	-	-	-	3,426,771	-	(3,426,771)	-

Vested Compensation	-	-	-	-	-	38,488	-	38,488

Net loss for the year	-	-	-	-	-	-	(3,324,848)	(3,324,848)

Balance, December 31, 2006	343	$-	39,296,321	$39,296	$23,151,679	$-	$(24,971,967)	$(1,780,992)

The accompanying notes are an integral part of these consolidated financial statements.

InforMedix Holdings, Inc.

INFORMEDIX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES -
Net Loss	$(3,324,848)	$(1,985,619)

Adjustments to Reconcile Net Loss to Net Cash used in Operations -
Depreciation	45,050	21,106
Amortization of Discount on Notes Payable	189,699	57,141
Amortization of Deferred Loan Costs	114,014	42,618
Amortization of Unearned Compensation	38,488	-
Preferred Stock Issued for Interest	6,771	-
Common Stock to be Issued for interest	25,000	-
Common Stock to be Issued for Employee Compensation	86,725	-
Common Stock to be Issued for Services	129,535	104,403
Common Stock Issued for Services	73,256	-
Changes in Assets and Liabilities
(Increase) in Accounts Receivable	(32,612)	(550)
(Increase) in Inventory	(79,909)	(39,730)
(Increase) in Prepaid Expenses and Other Assets	(44,330)	19,420
(Decrease) increase in Accounts Payable and Accrued Expenses	(185,392)	383,143
Total Adjustments to Reconcile Loss to Net Cash	366,295	587,551
Net Cash (Used in) Operating Activities	(2,958,553)	(1,398,068)

CASH FLOWS FROM INVESTING ACTIVITIES -
Deferred Loan Costs	-	(171,500)
Net Cash (Used in) Investing Activities	-	(171,500)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from Preferred Stock Issuances	2,895,000	-
Proceeds from Common Stock to be Issued	865,000	483,854
Proceeds from Notes Payable - Other	100,000	1,006,000
Payments of Notes Payable	(481,000)	-
Net Cash Provided by Financing Activities	3,379,000	1,489,854

Net Increase (Decrease) in Cash and Cash Equivalents	420,447	(79,714)

Cash and Cash Equivalents - Beginning of Year	15,432	95,146

Cash and Cash Equivalents - End of Year	$435,879	$15,432

Supplemental Disclosure of Cash Flow Information -

Cash Paid During the Year:
Interest Expense	$30,759	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities -

Common Stock issued or to be issued in connection with debt financing	$-	$140,250
Bridge loan converted to preferred stock	$525,000	$-
Issuance costs in connection with preferred stock	$939,625	$-
Accretion of deemed preferred stock dividend against paid-in capital	$3,426,771	$-
Reclassification of inventory to fixed assets	$8,393	$61,920

The accompanying notes are an integral part of these consolidated financial statements.

InforMedix Holdings, Inc.

 NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

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

InforMedix’s stockholders received 4.774 shares of Acquisition Corp. stock for each 1 share of InforMedix’s stock pursuant to the terms of the merger. Acquisition Corp. conducted no other business operations other than the share exchange with InforMedix and subsequent merger into Hunapu. The initial merger into Acquisition Corp became effective on August 22, 2002. InforMedix remains the only operational segment of the Company through the date of this filing.

InforMedix Holdings, Inc.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to the December 31, 2005 financial statements to conform to the 2006 presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Principles of Consolidation

The consolidated financial statements include the accounts of InforMedix Holdings and its subsidiary for the years ending December 31, 2006 and 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Currently, the Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash concentration risk of $271,129 and $0 as of December 31, 2006 and 2005, respectively

Inventory

Inventory consists of component parts to be used in the manufacture of Med-eMonitor units and outsourced manufacturing costs for units that have not yet been placed into service. The Company values the inventory at the lower of cost (first-in, first-out basis) or market. Approximately 250 units have been placed in service and have been reclassified to fixed assets as of December 31, 2006, as the Company holds title to all units placed into service. As of December 31, 2006, an additional 750 units were in the final stages of production.

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

Intellectual Property Assets

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ended December 31, 2006 and 2005 were expensed as Product Development (previously referred to as Research and Development).

The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company’s patents were cited as prior art in 154 other issued patents. Two of the 15 issued patents may no longer be asserted as of December 31, 2006. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its consolidated balance sheet at December 31, 2006 and 2005.

InforMedix Holdings, Inc.

 Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ending December 31, 2006 and 2005 have been expensed as research and development.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Revenue and Cost Recognition

The Company records its transactions under the accrual method of accounting whereby income gets recognized when the services are billed rather than when the fees are collected, and costs and expenses are recognized in the period they are incurred rather than when they are paid.

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
b)
Revenue is recognized as a “Sales” transaction for any Med-eMonitor units wherein the title legally transfers to the patient or an intermediary service provider. For the year ended December 31, 2006, the Company recorded the sale of 20 Med-eMonitor units.

c)
Revenue is recognized on a monthly basis as rental income, wherein the Company retains title to the Med-eMonitor units. As of December 31, 2006, the Company had fifty (50) units under this transaction model.

d)
Revenue is recognized on a monthly basis for a separate service fee for the back-end Med-eXpert hosting service, regardless of whether the Med-eMonitor units are deployed under the sales or rental transaction model as aforementioned. This fee includes reimbursement for the requisite monitoring and connectivity service to the individual deployed Med-eMonitor devices. For the year ended December 31, 2006, the company had five (5) such hosting platforms deployed for revenue producing purposes.

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

InforMedix Holdings, Inc.

Product Development

Product development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor devices, communications connectivity between the devices and the databases via the Internet, continuing improvement of the firmware in the device and Med-eXpert software to better meet customer needs, and Website development. Research and development costs are expensed as incurred.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the years ended December 31, 2006 and 2005.

Advertising

The cost of advertising is expensed as incurred. Advertising costs were $10,839 and $11,754 for the years ended December 31, 2006 and 2005, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at December 31, 2006 and 2005 when the Company reported a loss because to do so would be anti-dilutive. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

The following is a reconciliation of the computation for basic and diluted EPS:

	Dec. 31, 2006	Dec. 31, 2005
Net Loss (including Accretion Adjustments)	$(6,751,619)	$(1,985,619)

Weighted Average Common Shares Outstanding (Basic)	38,923,737	36,291,714
Weighted Average Common Stock Equivalents:
. Common Stock to be Issued	-	-
. Stock Options	-	-
. Warrants	-	-
Weighted Average Common Shares Outstanding	38,923,737	36,291,714

Basic Earnings per Share	$(0.17)	$(0.05)
Diluted Earnings per Share	$(0.17)	$(0.05)

The Company had 65,658,076 and 56,930,503 common stock equivalents available as of December 31, 2006 and 2005, respectively.

InforMedix Holdings, Inc.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No.123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in the “Selling, general and administrative expenses” line item of the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. In certain cases the Company granted stock options at an exercise price less than the market price on the date of grant, and accordingly compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the twelve months ending December 31, 2006 prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R).

	2006	2005
Applicable to Common Shares:
Net Loss, as reported	$(6,751,619)	$(1,985,619)
Add Stock Base Compensation Expense included in reported Net Loss	0	(278,439)
Less total stock-base employee compensation expense determined under the fair-value based method for all awards	(0)	0

Pto-forma Net Loss	$(6,751,619)	$(2,264,058)

Net Loss per common share (Basic and Diluted):
Reported	$(0.17)	$(0.05)
Pro Forma	$(0.17)	$(0.06)

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

InforMedix Holdings, Inc.

Discount on Notes Payable

A discount on notes payable was recorded by the Company with respect to various promissory notes issued during the year ended December 31, 2005. The amount of the discount was calculated by subtracting the fair market value of the warrants or shares of common stock included in the units issued pursuant to the terms of the private placement. The discount is being amortized over the life of the respective promissory notes and recorded as interest expense, but the balance of which is accelerated in the event respective notes are converted to equity and/or paid off in advance of the expected life of the promissory note. As of December 31, 2006 all previously recorded Discounts on Notes Payable were fully amortized.

Deferred Loan Costs

Deferred loan costs are comprised of expenses incurred in connection with the issuance of promissory notes and include investment banking and legal fees. The discount is being amortized over the life of the respective promissory notes and recorded as depreciation and amortization, but the balance of which is accelerated in the event respective notes are converted to equity and/or paid off in advance of the expected life of the promissory note. As of December 31, 2006 all deferred loan costs were fully amortized.

Common Stock to be Issued

In conformance with GAAP accounting procedures, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of December 31, 2006. For the year ended December 31, 2006, a total of $2,045,885 of Common Stock to be Issued was recognized.

Recent Accounting Pronouncements

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4”. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FASB 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FASB 151 did not impact the Company results and financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,(“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2006 and 2005:

InforMedix Holdings, Inc.

	2006	2005

Office and Manufacturing Equipment	$38,457	$38,457
Med-eMonitors	94,260	103,200
Computer Equipment and Software	97,830	97,830
Equipment under capital leases	45,622	45,621
Sub-total	276,169	285,108
Less: Accumulated Depreciation	186,856	141,806

Net Book Value	$89,313	$143,302

A total of 20 Med-eMonitors were transferred at a cost of $8,939 from Fixed Assets to Finished Goods Inventory and sold in the year ended December 31, 2006. Depreciation expense for the years ended December 31, 2006 and 2005 was $45,050 and $21,106, respectively.

Med-eMonitor Company-Owned Units consists of the original 250 units previously manufactured for the Company by its third party contract manufacturer in 2002 and 2003. The average original cost for this group of units is $413, and the units are being depreciated on a straight line basis over 3 years.

NOTE 4 - NOTES PAYABLE - OTHER

Notes Payable - dated June 6, June 18 and June 28, 2005

On June 6, June 18, and June 28, 2005, the Company entered into short-term promissory notes payable (“Bridge Notes”) with various individuals pursuant to a private offering arranged by the Company’s then placement agent Meyers Associates, L.P. (“Meyers”). These individuals loaned $230,000 collectively to the Company evidenced by notes that were to mature on June 30, 2006. The notes accrued interest at a rate of 10% annually. In addition, the investors received warrants exercisable for 230,000 shares at $.15 per share. As of December 31, 2005, the outstanding balance on these Notes was $230,000.

During the year ended December 31, 2006, notes totaling $100,000, together with $7,932 of accrued interest thereon were repaid. The remaining notes totaling $130,000 (principal amounts only) were converted into 13.0 shares of the Company’s preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented. As of December 31, 2006, these notes were either repaid or converted into the Company’s preferred convertible stock.

Note Payable - dated July 26, 2005

On July 26, 2005, the Company borrowed an aggregate $6,000 from the six Directors on the Company’s Board of Directors. The notes accrued interest at a rate of 10% annually. In addition, the Directors will receive warrants exercisable for an aggregate of 6,000 shares at $.15 per share. As of December 31, 2005, the outstanding balance on this Note was $6,000.

During the year ended December 31, 2006, all notes totaling $6,000, together with $508 of accrued interest thereon, were repaid. As of December 31, 2006 this note was repaid.

Note Payable - dated August 5, 2005

On August 5, 2005, the Company entered into a promissory note and warrant agreement with an existing shareholder pursuant to a private placement offering made directly by the Company without the assistance of its placement agent. The accredited investor loaned $175,000 to the Company pursuant to a note scheduled to mature on August 5, 2006. The note accrued interest at a rate of 10% per annum. In addition, the investor received warrants exercisable for 175,000 shares at $.15 per share. As of December 31, 2005, the outstanding balance on this note was $175,000

InforMedix Holdings, Inc.

The Note, which was secured with a pledge of accounts receivable, inventory, and common stock, was repaid, together with accrued interest of $8,507, during the year ended December 31, 2006. As of December 31, 2006 this note was repaid.

Notes Payable - dated August 28 and 24, 2005

On August 18, 2005, August 24, 2005, and September 9, 2005, the Company closed on three separate promissory note and stock purchase agreements with existing shareholders pursuant to a private placement offering arranged by Meyers. The investors loaned $125,000, $75,000 and $50,000 to the Company pursuant to promissory notes maturing on August 18, 2006, August 24, 2006, and September 9, 2006, respectively. The notes accrued interest at a rate of 10% per annum. In addition, Meyers was issued 375,000, 225,000, and 150,000 shares of common stock as “replacement shares” to reimburse Meyers at 150% of the registered shares it transferred to the investors pursuant to the stock purchase agreements. As of December 31, 2005, the outstanding balance on these Notes was $250,000.

During the year ended December 31, 2006, two of the notes of totaling $175,000 together with accrued interest thereon totaling $11,316 were repaid. The remaining note in the amount of $75,000 was converted into 7.5 shares of the Company’s preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8). As of December 31, 2006, these notes were either repaid or converted into the Company’s preferred convertible stock

Notes Payable - dated October 5, 13, and 27, 2005

On October 5, 2005, October 13, 2005 and October 27, 2005, the Company entered into various short term promissory notes payable with various individuals pursuant to a private offering arranged by the Company’s new placement agent Dawson James Securities, Inc. These individuals loaned $320,000 collectively to the Company in notes that mature on October 5, 2006, October 13, 2006 and October 27, 2006, respectively. The notes accrued interest at a rate of 10% per annum. In addition, the investors received warrants exercisable for an aggregate of 320,000 common shares at $.15 per share. As of December 31, 2005, the outstanding balance on these Notes was $320,000.

During the year ended December 31, 2006, these notes totaling $320,000 (principal only) were converted into 32.0 shares of the Company’s preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8). As of December 31, 2006, these notes, were converted into the Company’s preferred convertible stock.

Notes Payable - dated December 21, 2005

On December 21, 2005, the Company borrowed an aggregate of $25,000 from two of its six Directors on the Company’s Board of Directors. The notes accrue interest at a rate of 10% per annum. In addition, the Directors will receive warrants exercisable for an aggregate of 25,000 common shares at $.15 per share. As of December 31, 2005, the outstanding balance on these Notes was $25,000.

During the year ended December 31, 2006, both notes aggregating $25,000, together with accrued interest thereon of $422, were repaid. As of December 31, 2006 these Notes were repaid.

Interest expense accrued on the face value of the notes converted into the Company’s Preferred Convertible Stock was $31,771 and $-0- for the year ended December 31, 2006 and 2005. Of this amount, $6,771 was converted into additional Preferred shares (i.e. 6.771 shares) and the remaining $25,000 was converted into shares after December 31, 2006

InforMedix Holdings, Inc.

An additional amount of discount on notes payable was also recognized as interest expense amounting to $183,129 and $5,970 for the year ended December 31, 2006 and 2005, respectively. As of December 31, 2006 this discount was fully amortized.

Certain loan costs have previously been deferred in connection with the above-referenced notes payable. An additional amount of amortization on deferred loan costs was recognized amounting to $114,014 and $110,842 for the year ended December 31, 2006 and 2005, respectively. At December 31, 2006, the deferred loan costs were totally amortized.

In summary, for the year ended December 31, 2006, the above described notes payable , which were unpaid at December 31, 2005, totaled $1,006,000 face value in the aggregate ($816,301, net of then unamortized discount on notes payable at that date), have been dispensed with as follows:

a)
Notes payable totaling $525,000 face value were converted into 52.5.0 shares of the Company’s preferred convertible stock, pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see above), and

b)	Notes payable totaling $481,000 face value and interest earned were repaid; and

On November 13, 2006, the Company entered into a $100,000 short-term promissory note and warrant agreement with an existing stockholder. The terms of the note include a 10% per annum interest rate payable at the end of the 90 day term along with the delivery of 10,000 warrants at an exercise price of $0.15. The term of the note was extended on February 12, 2007 to May 12, 2007. As of December 31, 2006, this Note, which is due in 2007, was unpaid with a balance of $100,000.

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASE(S)

The Company is the lessee of computer and other equipment under capital leases. These leases are direct obligations of the Company.

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

At December 31, 2006, deferred tax assets consisted of the following:

	2006	2005
Deferred Tax Assets	$7,325,366	$6,195,000
Less: Valuation Allowance	(7,325,366)	(6,195,000)
Net Deferred Tax Assets	$0	$0

InforMedix Holdings, Inc.

At December 31, 2006, the Company had accumulated deficits in the amount of $21,545,196 (net of Accretion related to the Preferred Stock offering of 2006), available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - EQUITY FINANCING

For the year ended December 31, 2005, the Company issued 7,731,802 shares of common stock pursuant to PPM2, 4,542,199 shares pursuant to PPM3, 511,883 shares to vendors and consultants in exchange for services rendered, 750,000 shares in connection with debt financings, and 150,807 to three independent Board Members pursuant to the terms in PPM2.

During the year ended December 31, 2006, and pursuant to a confidential Private Placement Memorandum dated December 5, 2005 (“PPM4”), as supplemented, the Company completed the sale of an aggregate of $3,426,771, consisting of 289.5 Preferred shares (representing $2,895,000 principal amount in cash payments) plus 52.5 Preferred Shares (representing $525,000 principal amount of cancelled notes payable), and an additional 0.6771 shares for interest expenses. An additional $25,000 of interest expense related to the cancelled notes payable converted into shares in this offering was accrued as of December 31, 2006.

Each Preferred Share (or Unit under this offering) consisted of one share of Series A Preferred Stock along with certain Series A-1 Warrants and Series A-2 Warrants. Each share of Series A Preferred Stock had a $10,000 Stated Value and an 8% dividend payable annually in cash or common stock, and was initially convertible into 62,500 shares of Common Stock at $.16 per share (the “Conversion Price”) at the option of the shareholder and, subject to an effective Registration Statement, automatically convertible by the Company into Common Stock at the Conversion Price, if the Common Stock exceeds 200% of the Conversion Price for 20 consecutive trading days.

Each Unit also includes one Series A-1 Warrant exercisable for 31,250 shares of Common Stock exercisable at $.24 per share and one Series A-2 Warrant exercisable for 31,250 shares at $.32 per share (collectively, the Warrants”). The Warrants expire on April 30, 2011 and are exercisable, in whole or in part, through cash only (not cashless) exercises. The Warrants are subject to redemption commencing 12 months after the effective date of a registration statement covering the underlying shares of common stock provided there is a current registration statement and the average closing bid price has been at least 200% of the Exercise Price for 10 consecutive trading days.

If the Company completes an equity offering of less than $5 million at a price lower than the Conversion Price, the investors may exchange their Series A Preferred Stock at the stated value for the securities issued in the subsequent offering.

On October 27, 2006, the Company offered investors involved in the Preferred Stock offering the opportunity to exchange their interest rights and Series A and Series B warrants in exchange for cashless shares on a 1.5 for 10 ratio. This Exchange Agreement was closed on February 12, 2007, with a 96.4% conversion ratio. As a result as of February 12, 2007, only 12.3 shares of Preferred Stock remained outstanding.

The placement agent received 10% sales commissions on the 289.5 Preferred shares sold for $2,895,000 cash as described above, or $289,500, and an additional 3% non-accountable expense allowance payment of $86,850 on these same Units, both of which were accounted for as issuance costs.

The placement agent earned 4,523,438 shares of common stock as additional issuance cost for the cash sale of the 289.5 Preferred Shares. These shares were not issued as of December 31, 2006, and were included in the Common Stock to be Issued reported as of December 31, 2006 as a liability of the Company, with a value of $452,344. Upon the issuance in January, the value will be moved from a current liability to equity. .

InforMedix Holdings, Inc.

The Company concluded its money raising activities pursuant to the confidential private placement memorandum dated December 5, 2005 with a closing on $70,000 of cash and $81,771 of converted notes/earned interest on August 25, 2006.

In October 2006, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM5”). Based on the terms of the offering released on October 16, 2006, the Minimum funding sought would be in the amount of $500,000, with the Maximum Offering set at $2,000,000. The offering also allows for an over subscription of an additional 25% (i.e. $500,000) over the Maximum Offering, or up to $2,500,000 of total funding.

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

For the year ended December 31, 2006, the Company issued the following shares of common stock in exchange for services as indicated:
1)	500,000 shares for investment counseling services, valued at $60,000,
2)	24,494 shares to a vendor to satisfy $5,216 in services related to research and development activities,
3)	50,000 shares to the consulting company of a former director in settlement of prior commitment obligations valued at $7,500, and
4)	3,000 shares to the chairman of the Company’s Scientific Advisory Board in satisfaction of services valued at $540.

For the year ended December 31, 2006, the Company is obligated to issue a total of 4,523,438 shares representing additional consideration to the Placement Agent as related to confidential Private Placement Memorandum dated December 5, 2005, which is valued at $939,625. The other commitments to issue stock involve the obligations to issue 8,650,000 shares for sales of shares from PPM5, 1,000,000 shares to the placement agent involved in PPM5 for consulting services, 86,725 shares to employees for achievement and performance bonuses, 32,000 shares outside vendors in lieu of cash payments, and 7,500 shares owed to a member of the Company’s Scientific Advisory Board for past service. In total the value of these shares is carried at $1,558,604.

InforMedix Holdings, Inc.

Preferred Stock

InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock had been issued by the Company as of December 31, 2005.

Pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), the Company has issued 342.6771 shares of preferred stock (including 53.771 such shares issued pursuant to the conversion of $525,000 of promissory notes and earned interest) during the year ended December 31, 2006.

Each share of preferred stock is initially convertible into 62,500 shares of common stock, at an initial conversion price of $.16 per underlying common share, or 21,417,319 shares of common stock in the aggregate.

The fair market value of each of the three elements of each of the Units sold, namely the share of preferred stock, together with the A-1 and A-2 Warrants, each exercisable into 31,250 shares of common stock at $.24 and $.32, respectively, was calculated using the Black-Scholes method, utilizing the following additional assumptions:

Fair value price - $.12 to $.24
Expected dividend yield (preferred stock element only) - 8%
Risk-free interest rate - 5.25% to 6.0%
Expected stock price volatility - 54.39% to 81.16%
Expected instrument lives - 5 years

The resulting values were allocated pro rata to the three elements of the Units, and of the $3,426,771 in gross value ($2,895,000 in cash and $531,771 in converted notes payable and related earned interest) received during the twelve months ended December 31, 2006, $1,060,261 and $934,271 was accordingly allocated to the warrant value for the A-1 and A-2 Warrants, respectively.

The Company also recorded an additional charge to “Discount on preferred stock” totaling $1,432,239, related to the beneficial conversion feature of the preferred stock.

The total “Discount on preferred stock” arising from the above transactions, and aggregating $3,426,771 as of December 31, 2006, was written off as “Accretion, deemed preferred stock dividend,” as the underlying preferred stock is immediately convertible at the option of the preferred stockholder.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in either “Product Development” or “Selling, general and administrative expenses” for the fiscal years ended December 31, 2006 and 2005, respectively. Historically, the Company has been unable to fully pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

InforMedix Holdings, Inc.

During the first quarter ending March 31, 2006, the Company entered into a termination agreement with its former CFO, which included a four-month continuation of salary payout totaling $50,000 plus employer taxes, payments to be made on a pro rata basis during the subsequent period April - July, 2006. Accordingly, and as of March 31, 2006, the Company recorded a severance accrual totaling $53,824, which was fully paid by December 31, 2006.

Consulting Agreements

In January 2006, the Company entered into a consulting agreement with Bruce Morra, a member of its Board of Directors, in connection with strategic business development matters. The term of the engagement is for one year, effective as of December 7, 2005. Compensation consists of a warrant to purchase 144,000 shares of the Company’s common stock at an exercise price of $.19, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $17,558, which was amortized in full as of December 31, 2006.

On March 15, 2006, the Company retained Equity Communications, LLC as the Company’s financial public relations advisor for a one-year term, with total cash compensation of $72,000, payable in 12 monthly payments of $6,000. In addition, the Company also issued pursuant to this agreement an option to purchase 759,569 shares of the Company’s common stock at an exercise price of $.20, and which vests in quarterly increments on the three-month anniversaries of the date of the agreement. For accounting purposes the value of this option was calculated as $81,873, which has been recorded as a charge to “Prepaid expenses” and will be amortized into expense at the rate of 1/12th per month. As of December 31, 2006, $61,404 had been expensed.

In May 2006, the Company entered into a consulting agreement with Mitch Gooze and his consulting company Customer Manufacturing Group (“CMG”) to provide sales consulting services for an initial term of three months, commencing July 1, 2006. Compensation consists of a monthly cash payment to CMG of $2,500 and a monthly grant of 7,000 shares of common stock to Mitch Gooze individually. As of December 31, 2006, shares due under this agreement were included in the Common Stock to be Issued, and $15,000 had been expensed.

In June 2006, the Company entered into a consulting agreement with Peter Levitch, in connection with providing support on business development matters. The term of the engagement is for one year, effective June 1, 2006. Compensation consists of a warrant to purchase 144,000 shares of the Company’s common stock at an exercise price of $.32, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $21,600, which has been recorded as a charge to “Prepaid expense” and will be amortized into expense at the rate of 1/12th per month, commencing June 1, 2006. As of December 31, 2006, a balance of $12,600 had been expensed.

In December 2006, the Company entered into a consulting agreement with CMS International, in connection with certain efforts to improve the awareness of InforMedix and more specifically the Med-eMonitor to governmental and other potential third party insurers and related parties. The Company believes that the Med-eMonitor is the type of appliance, which could be used by governmental authorities to expand the services realized from current expenditures, while also providing private insurers and related parties with significant cost saving opportunities, through reduced hospitalizations and lessened demands for interactions with skilled caregivers, while also promoting improved health among both the aging and multiple medication populations. The relationship was initially launched as a six month program, with a monthly retainer of $15,000 and a $25,000 initial fee. The agreement also contains certain bonus features based on achievements. As of December 31, 2006, $40,000 had been expensed.

The Company is party to other consulting agreements with various third parties for the development of software and production of the monitors.

InforMedix Holdings, Inc.

Production Agreement

The Company has a production agreement with a third party contract manufacturer which is assembling and testing 750 additional units of the Med-eMonitor device. Two final payments of $20,315 each will be due upon the two shipments of 375 Med-eMonitor Units, respectively, scheduled for early 2007.

Charges incurred, to date, on these 750 in-process Med-eMonitor units totaled $275,448 as of December 31, 2006, and are classified by the Company as work-in-process inventory. Total costs, including the above described remaining payments, for these 750 units will total approximately $300,000 upon final finished assembly acceptance by the Company. The cost per unit includes costs related to various design and firmware changes initiated during the assembly period.

NOTE 11- GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net operating losses for the years ended December 31, 2006, and 2005. The Company emerged from the development stage in early 2004, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

In March 2007, the Company began its second Private Placement with Basic Investors Inc as the placement agent for a new Private Placement agreement (“PPM6”) dated March 23, 2007. This new PPM6 follows the terms of the October 16, 2006 offering (“PPM5”), with the following changes, namely (1) the maximum offering is capped at $2,000,000, and the minimum funding requirement is $250,000.

From a revenue standpoint, the Company is beginning to recognize revenues from a number of programs which have been implemented in 2006. At the present time, the Company has agreements in place for $500,000 of estimated revenues. In addition, once the Company completes its current private placement offering, it is anticipated that Management will be able to direct its focus on expanding the business as opposed to financing the immediate needs of the business.

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

NOTE 12 - PATENTS

The Company has been successful in securing 15 issued U.S. and Foreign patents pertaining to devices and methods to prompt and record patient information, including the Med-eMonitor System. The Company believes, as a result of an independent valuation of its patents, that it owns the “pioneer” patent portfolio in medication compliance and patient monitoring, as its patents have been cited as prior art in over 154 issued patents. In addition, there are 14 pending U.S. and Foreign patents. Two of the 15 issued patents may no longer be asserted. The cost in obtaining these patents has been expensed as a research and development expense by the Company in the year that the costs pertained to in accordance with SOP 98-1.

InforMedix Holdings, Inc.

NOTE 13 - SUBSEQUENT EVENTS

Change in Investor and Public Relations Firm

Most recently in March 2007, the Company opted to make a change in its Investor Relations and Public Relations efforts, by engaging The Investor Relations Group, located in New York City. This change was the result of the Company’s desire to increase its awareness program with the investment and media communities, as well as with the public given the Company’s desire to launch a retail marketing program.

Exchange Offering to convert Preferred Shares of Stock and Related Warrants to shares of Common Stock

On February 12, 2007, the Company closed the Exchange Offering   dated October 27, 2006, with 96.4% of the funds invested under the Dawson James Preferred Stock Offering electing to accept the Exchange Offering presented by the Company. Of the total funds received under the Dawson James Preferred Stock offering (i.e $3,426,771), only $123,000, or 12.3 shares of Preferred Stock chose not to convert pursuant to the Exchange Agreement. For additional information on this Exchange Offering.

Private Placement Offering (“PPM6”) initiated on March 23, 2007

On March 23, 2007, the Company initiated a second PPM (“PPM6”) with Basic Investors. The terms of this new offering matched the terms of the previous PPM5 offering launched on October 16, 2006. with the exception that a maximum of $2,000,000 will be offered, and no over subscription will be made available. For additional information on this PPM Offering

InforMedix Holdings, Inc.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2007	InforMedix Holdings, Inc.

	By:	s/Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer
(Principal executive officer)

	By:	s/Harry M. Stokes
Harry M. Stokes, Chief Financial Officer
(Principal financial officer)

InforMedix Holdings, Inc.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce A. Kehr, M.D.	Chairman of the Board and
Bruce A. Kehr	Chief Executive Officer
	(Principal Executive Officer)	April 27, 2007

/s/ Harry M. Stokes	Chief Financial Officer
Harry M. Stokes	(Principal Financial Officer)	April 27, 2007

/s/Rhonda B. Friedman, Sc. D	Director	April 27, 2007
Rhonda B, Friedman

/s/ Harris Kaplan	Director	April 27, 2007
Harris Kaplan

/s/ Philip J, Gross	Director	April 27, 2007
Philip J. Gross

/s/ Bruce S. Morra	Director	April 27, 2007
Bruce S. Morra

/s/ David N. Nash	Director	April 27, 2007
David N. Nash

InforMedix Holdings, Inc.

InforMedix Holdings, Inc.

Annual Report on Form 10-KSB
Fiscal Year Ended December 31, 2006

EXHIBIT INDEX

Exhibit
Number	Description

Exhibits attached to this Form 20-KSB:

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits incorporated into this Report by Reference are as follows:

3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws. (1)
4.1	Specimen common stock certificate. (1)
4.2	Specimen Class A Warrant certificate. (1)
4.3	Specimen Bridge Warrant certificate (5)
4.4	Specimen Class A Warrant certificate from Private Placement (5)
4.5	Specimen Class B Warrant certificate from Private Placement (5)
4.6	Specimen Placement Agent Warrant certificate from Private Placement (5)
10.1	Employment Agreement dated January 1, 2000 between InforMedix Inc. and Bruce A. Kehr, as amended on February 5, 2001. (2)
10.2	Employment Agreement dated January 18, 2001 between InforMedix Inc. and Harry M. Stokes, see Form 8-K, dated 10/04/06, File Number 000-50221, Film Number 61129019
10.3	Employment Agreement dated as of February 15, 2004, between InforMedix, Inc. and Davison R. Dulin. (4)

InforMedix Holdings, Inc.

10.4	Lease dated March 1, 2003, by and between Augusto Tono and InforMedix Inc. (2)
10.5	Placement Agent Agreement dated as of August 21, 2003, by and between InforMedix Holdings, Inc. and Meyers Associates, L.P. (4)
10.6	Amendment No. 1 to Employment Agreement between Bruce A. Kehr and InforMedix, Inc. dated as of February 5, 2001. (4)
10.7	Amendment No. 2 to Employment Agreement between Bruce A. Kehr and InforMedix, Inc. dated October 2003. (4)
10.8
Security and Loan Agreement (without exhibits) between InforMedix Acquisition Corp., InforMedix, Inc. and Irving G. Snyder, Jr., and Secured Convertible Promissory Note in the principal amount of $750,000 and Warrant to Purchase Shares issued to Irving Snyder, each dated as of April 9, 2003.(4)

10.9	Letter Agreement between InforMedix Acquisition Corp., InforMedix, Inc. and Irving Snyder dated October 16, 2003. (4)
10.10	Form of Warrant Exchange Agreement dated December 22, 2004 (6)
10.11	Form of Placement Agent Warrant Exchange Agreement dated Feb. 16, 2005 (6)
14.1	Code of Ethics (4)
21.1	List of Subsidiaries

______________________________________________

1)	Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 33-45774), filed on September 14, 2000.

2)	Incorporated herein by reference from Exhibits to Post-Effective Amendment No. 4 to the Registrant's Registration Statement on Form SB-2 (File No. 33-45774), filed on March 25, 2003.

3)	Incorporated herein by reference from Exhibits to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form SB-2 (File No.33-45774), filed on April 7, 2003.

4)	Incorporated herein by reference from Exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 000-50221), filed on April 5, 2004.

5)	Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 333-112726)

6)	Incorporated herein by reference from Exhibits to the Registrant's Registration Statement on Form SB-2 (File No. 33-123237)

InforMedix Holdings, Inc.