Form 10QSB
period 2007-03-31
INFORMEDIX HOLDINGS INC
filed 2007-05-15
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 92,050,627 shares of the registrant’s common stock, par value $.001 per share, outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check One):   Yes: ☐ No: ☒

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Period Ended March 31, 2007

ITEM 1 - FINANCIAL INFORMATION

Item 1
INFORMEDIX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

ASSETS

Current Assets
Cash and Cash Equivalents	$153,249
Accounts Receivable	27,624
Inventory	307,748
Prepaid Expenses and other Current Assets	13,015
Total Current Assets	501,636

Fixed Assets, Net of Depreciation	77,006

TOTAL ASSETS	$578,642

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Notes Payable - Net	$100,000
Common Stock to be Issued	120,740
Accounts Payable and Accrued Expenses	734,167

Total Current Liabilities	954,907

Stockholders' Deficit
Preferred Stock , $0.001 Par Value; 4,500,000 shares authorized 12.3 shares issued and outstanding	-
Common Stock, $0.001 Par Value; 200,000,000 share authorized 92,050,627 shares issued and outstanding	92,051
Additional Paid-in Capital	25,093,550
Accumulated Deficit	(25,561,866)

Total Stockholders' Deficit	(376,265)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$578,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMEDIX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006

REVENUES	$111,651	$4,627

COST OF GOODS SOLD	96,888	1,808

GROSS PROFIT	14,763	2,819

OPERATING EXPENSES

Compensation	173,675	371,465
Product Development (formerly Research and Development)	111,307	111,504
Selling, General & Administrative Expenses	293,194	295,665
Depreciation & Amortization	12,307	98,659

Total Operating Expenses	590,483	877,293

LOSS BEFORE OTHER INCOME (EXPENSE)	(575,720)	(874,474)

OTHER INCOME/(EXPENSE)

Interest Income	821	-
Interest Expense	-	(153,441)
Beneficial Interest	(15,000)	-

Total Other Income/(Expense)	(14,179)	(153,441)

LOSS BEFORE PROVISION FOR TAXES	(589,899)	(1,027,915)

PROVISION FOR TAXES	-	-

LOSS BEFORE ACCRETION OF PREFERRED
STOCK DIVIDEND	(589,899)	(1,027,915)

ACCRETION OF PREFERRED STOCK DIVIDENDS	-	(1,983,000)

NET LOSS APPLICABLE TO COMMON SHARES	$(589,899)	$(3,010,915)

Net Loss per Basic and Diluted Shares	$(0.01)	$(0.08)

Weighted Average Number of Common Shares Outstanding	48,441,805	40,028,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFORMEDIX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES -
Net Loss	$(589,899)	$(1,027,915)

Adjustments to Reconcile Net Loss to Net Cash used in Operations -
Depreciation	12,307	11,488
Amortization of Discount on Notes Payable	-	134,893
Amortization of Deferred Loan Costs	-	87,171
Stock Option Expense - Employees	-	147,531
Excess tax benifits for share based payment arrangements	-	57,500
Common Stock to be Issued for Services	24,480	-
Common Stock Issued for Services	45,000	13,323
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	24,538	11,763
(Increase) Decrease in Inventory	(32,300)	(73,315)
(Increase) in Prepaid Expenses and Other Assets	37,225	(14,708)
(Decrease) increase in Accounts Payable and Accrued Expenses	196,019	(68,048)
Total Adjustments to Reconcile Loss to Net Cash	307,269	307,598
Net Cash (Used in) Operating Activities	(282,630)	(720,317)

CASH FLOWS FROM FINANCING ACTIVITIES -	-	1,374,310
Proceeds from Common Stock Issuances	-	(57,500)
Excess tax benifits for share based payment arrangements
Payments of Notes Payable	-	(350,000)
Net Cash Provided by Financing Activities	-	966,810

Net Increase (Decrease) in Cash and Cash Equivalents	(282,630)	246,493

Cash and Cash Equivalents - Beginning of Period	435,879	15,432

Cash and Cash Equivalents - End of Period	$153,249	$261,925

Supplemental Disclosure of Cash Flow Information -

Cash Paid During the Period:
Interest Expense	$-	$19,601
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities -

Common Stock issued or to be issued for services and compensation	$69,480	$13,323
Stock Option and Warrant Expense Pursuant to Consulting Agreements	$-	$19,493
Bridge loan converted to preferred stock	$-	$87,171
Conversion of Notes Payable to Common Stock	$-	$265,000
Expense Related to Employee Stock Options	$-	$147,531
Accretion of deemed preferred stock dividend against paid-in capital	$-	$1,983,000
Liabilities relates for stock issuance	1,974,105	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Informedix Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to the March 31, 2006 financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of InforMedix Holdings and its subsidiary for the three months ended March 31, 2007 and 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Currently, the Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had no cash concentration risk as of March 31, 2007.

Inventory

Inventory consists of component parts to be used in the manufacture of Med-eMonitor units and outsourced manufacturing costs for units that have not yet been placed into service. The Company values the inventory at the lower of cost (first-in, first-out basis) or market.

During the three months ended March 31, 2007, the Company recognized the completion of 375 units, which were moved from Inventory - In Production to Inventory - Finished Goods. An additional 375 units are currently in production.

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

Intellectual Property Assets

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three months ended March 31, 2007 and 2006 were expensed as Product Development (previously referred to as Research and Development).

The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company’s patents were cited as prior art in 154 other issued patents. Two of the 15 issued patents may no longer be asserted as of December 31, 2006. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its condensed consolidated balance sheet at March 31, 2007.

Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three months ending March 31, 2007 and 2006 were expensed as research and development.

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

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month periods ending March 31, 2007 and 2006, respectively, as the company has created a valuation allowance to offset any benefit.

Advertising

The cost of advertising is expensed as incurred. Advertising costs were $0 and $0 for the three months ended March 31, 2007 and 2006, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at March 31, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2007	March 31, 2006

Net Loss Available to Common Shares	$(589,899)	$(3,010,915)

Weighted Average Common Shares Outstanding (Basic)	48,441,805	40,028,422
Weighted Average Common Stock Equivalents:
. Common Stock to be Issued	-	-
. Stock Options	-	-
. Warrants	-	-

Weighted Average Common Shares Outstanding	48,441,805	40,028,422

Basic and Diluted Earnings per Share	$(0.01)	$(0.08)

The Company had 1,414,500 and 43,490,245 common stock equivalents available as of March 31, 2007 and 2006, respectively.

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

Common Stock to be Issued

In conformance with GAAP accounting procedures, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of March 31, 2007. For the three months ended March 31, 2007, a total of $1,949,625 was issued. In addition, the Company recognized an additional $24,480 of common stock to be issued.

Recent Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a natural impact on the Company's financial position, results of operations or cash flows.

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

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at March 31, 2007:

Office and Manufacturing Equipment	$38,457
Med-eMonitors	94,260
Computer Equipment and Software	97,830
Equipment under capital leases	45,622
Sub-total	276,169
Less: Accumulated Depreciation	199,163

Net Book Value	$77,006

Depreciation expense for the three-month period ended March 31, 2007 and 2006 was $12,307 and $11,488, respectively.

NOTE 4 - NOTES PAYABLE - OTHER

Notes Payable - November 13, 2006

On November 13, 2006, the Company entered into a $100,000 short-term promissory note and warrant agreement with an existing stockholder. The terms of the note include a 10% per annum interest rate payable at the end of the 90 day term along with the delivery of 100,000 warrants at an exercise price of $0.15. The term of the note was extended on February 12, 2007 to May 12, 2007. As of March 31, 2007, this Note was unpaid with a balance of $100,000.

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASE

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

At March 31, 2007, deferred tax assets consisted of the following:

2006
Deferred Tax Assets	$8,691,340
Less: Valuation Allowance	(8,691,340)
Net Deferred Tax Assets	$0

At March 31, 2007, the Company had accumulated deficits in the amount of $22,135,095 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - EQUITY FINANCING

During the year ended December 31, 2006, and pursuant to a confidential Private Placement Memorandum dated December 5, 2005 (“PPM4”), as supplemented, the Company completed the sale of an aggregate of $3,426,771, consisting of 289.5 Preferred shares (representing $2,895,000 principal amount in cash payments) plus 52.5 Preferred Shares (representing $525,000 principal amount of cancelled notes payable), and an additional 6.771 shares for interest expenses. An additional $25,000 of interest expense related to the cancelled notes payable converted into shares in this offering was accrued as of December 31, 2006.

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

The placement agent earned 4,523,438 shares of common stock as additional issuance cost for the cash sale of the 289.5 Preferred Shares. These shares were not issued as of December 31, 2006, and were included in the Common Stock to be Issued reported as of December 31, 2006 as a liability of the Company, with a value of $452,344. Upon the issuance in January, the value was moved from a current liability to equity.

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

The terms of the Exchange Agreement provide for a total exchange of 115,000 shares of common stock for each share of Preferred Series A Stock and accompanying Series A-1 and Series A-2 warrants.

NOTE 9 - STOCKHOLDERS’ EQUITY

Exchange Offering for Preferred Stock and Related A-1 and A-2 Warrants

On October 27, 2006, the Company issued an Exchange Offering to the holders of the Series A Preferred Stock and related Series A-1 and Series A-2 Warrants for the purpose of reducing the number of outstanding warrants.

Under the terms of the Exchange Offering, the Company offered to provide 115,000 shares of common stock for each (or proportionate) share of Preferred Stock and accompanying Series A-1 and Series A-2 warrants converted under the offering.

On February 12, 2007, the Company closed the Exchange Offering, with a 96.4% conversion of the Preferred stockholders. This conversion represented a total conversion of $3,303,771 of the $3,426,771 on total preferred stock, or 330.3771shares of the total 342.6771 shares issued. The stockholders’ not electing to convert under the offering retained 12.3 shares of preferred stock.

As a result of the Exchange, the Company:

1.
issued 33, 037,710 shares of common stock for the Preferred Shares converted under the offering, and 4,955,657 shares for the Series A-1 and Series A-2 warrants and other rights accompanying converted, and

2.	cancelled 28,082,053 warrants.

Preferred Stock

InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval.

Pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), the Company issued 342.6771 shares of preferred stock.

Each share of preferred stock is initially convertible into 62,500 shares of common stock.

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

As discussed above, the Company converted 96.4% of the Series A Preferred Stock and accompanying Series A-1 and Series A-2 warrants under an Exchange Offering issued on October 27, 2006. This Exchange Offering was closed on February 12, 2007.

Common Stock

On December 7, 2005, the Company’s Board of Directors approved a resolution to increase the number of authorized common shares from 80,000,000 to 200,000,000 effective as of March 14, 2006, when it was approved by shareholder vote.

For the three month period ending March 31, 2007, the Company issued the following shares of common stock:

1)	33,037,710 shares in Exchange for previously issued Preferred Shares (330.4 preferred shares),
2)	4,955,657 shares in Exchange for previously issued Warrants related to the Preferred Stock issued,
3)	8,650,000 shares to new investors under the October 16, 2006 PPM5.
4)	4,523,438 shares for brokerage fees for the valued at $939,625 and recorded in 2006.
5)	1,000,000 shares for investment counseling services, valued at $120,000 and recorded in 2006.
6)	287,500 shares in payment of interest earned on converted bridge loans, valued at $25,000, and recorded in 2006.
7)	300,000 shares for PR and IR consulting services, valued at $45,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in either “Product Development” or “Selling, general and administrative expenses” for the three month periods ended March 31, 2007 and 2006, respectively. Historically, the Company has been unable to fully pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

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

On March 15, 2006, the Company retained Equity Communications, LLC as the Company’s financial public relations advisor for a one-year term, with total cash compensation of $72,000, payable in 12 monthly payments of $6,000. In addition, the Company also issued pursuant to this agreement an option to purchase 759,569 shares of the Company’s common stock at an exercise price of $.20, and which vests in quarterly increments on the three-month anniversaries of the date of the agreement. For accounting purposes the value of this option was calculated as $81,873, which has been recorded as a charge to “Prepaid expenses” and will be amortized into expense at the rate of 1/12th per month. As of December 31, 2006, $61,404 had been expensed. The Company did not renew this agreement, but made a change of advisors as cited below.

In June 2006, the Company entered into a consulting agreement with Peter Levitch, in connection with providing support on business development matters. The term of the engagement is for one year, effective June 1, 2006. Compensation consists of a warrant to purchase 144,000 shares of the Company’s common stock at an exercise price of $.32, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $21,600, which has been recorded as a charge to “Prepaid expense” and will be amortized into expense at the rate of 1/12th per month, commencing June 1, 2006. As of March 31, 2007, a balance of $5,400 had been expensed.

In December 2006, the Company entered into a consulting agreement with CMS International, in connection with certain efforts to improve the awareness of InforMedix and more specifically the Med-eMonitor to governmental and other potential third party insurers and related parties. The Company believes that the Med-eMonitor is the type of appliance, which could be used by governmental authorities to expand the services realized from current expenditures, while also providing private insurers and related parties with significant cost saving opportunities, through reduced hospitalizations and lessened demands for interactions with skilled caregivers, while also promoting improved health among both the aging and multiple medication populations. The relationship was initially launched as a six month program, with a monthly retainer of $15,000 and a $25,000 initial fee. The agreement also contains certain bonus features based on achievements. As of March 31, 2007, $45,000 had been expensed.

In March 2007, the Company opted to make a change in its Investor Relations and Public Relations efforts, by engaging The Investor Relations Group, located in New York City. This change was the result of the Company’s desire to increase its awareness program with the investment and media communities, as well as with the public given the Company’s desire to launch a retail marketing program. This agreement is for one year term, and is cancelable at any time during the term of the agreement, at a monthly fee of $17,500, and includes all Investor and Public Relations efforts and the overall management of the corporate communications program. In addition, 300,000 shares of the Company’s common stock was issued as an initial fee, and for accounting purposes was valued at $45,000.

The Company is party to other consulting agreements with various third parties for the development of software and production of the monitors.

Production Agreement

The Company has a production agreement with a third party contract manufacturer which is currently assembling and testing 375 additional units of the Med-eMonitor device. Final payment will be due upon the completion of these 375 Med-eMonitor Units, scheduled for May 2007.

NOTE 11- GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net operating losses for the three months ended March 31, 2007, and 2006, and for the year ended December 31, 2006. There is no guarantee whether the Company will be able to generate enough revenue and or to raise capital to support current operations and expand sales. This raises doubt about the Company’s ability to continue as a going concern.

In March 2007, the Company began its second Private Placement with Basic Investors Inc as the placement agent for a new Private Placement agreement (“PPM6”) dated March 23, 2007. This new PPM6 follows the terms of the October 16, 2006 offering (“PPM5”), with the following changes, namely (1) the maximum offering is capped at $2,000,000, and the minimum funding requirement is $250,000.

From a revenue standpoint, the Company is beginning to recognize revenues from a number of programs which were implemented in 2006. At the present time, the Company has agreements in place for $500,000 of estimated revenues. In addition, once the Company completes its current private placement offering, it is anticipated that Management will be able to direct its focus on expanding the business as opposed to financing the immediate needs of the business.

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

NOTE 13 - SUBSEQUENT EVENTS

The Company has closed on 2 separate funding agreements. On April 27,2007, the Company was funded $300,700 with net proceeds of $258,109 and on May 12, 2007, the Company was funded an additional $450,300, receiving net proceeds of $391,761.

ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three month period ended March 31, 2007 and 2006 were expensed as Product Development (previously referred to as Research and Development).

The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company’s patents were cited as prior art in 154 other issued patents. Two of the 15 issued patents may no longer be asserted as of March 31, 2007. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its consolidated balance sheet at March 31, 2007.

4.	Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the periods ending March 31, 2007and 2006 have been expensed as research and development.

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

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month period ended March 31, 2007 and 2006
.

7.	Advertising

The cost of advertising is expensed as incurred. Advertising costs were $0 and $0 for the three month period ended March 31, 2007 and 2006, respectively.

8.	Common Stock to be Issued

In conformance with GAAP accounting procedures, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of March 31, 2007.

RESULTS OF OPERATIONS

For the three month period ended March 31, 2007, compared to the three month period ended March 31, 2006

The Company recognized $111,651 in revenues from the sale/lease of its Med-eMonitor(TM) System for the three-month period ended March 31, 2007. This represents an increase of $107,024 over sales of $4,627 for the three-month period ended March 31, 2006. Prior to January 1, 2004, the product was still in the development stage and had only been sold into studies at academic research centers.

Compensation expense for the three-month period ended March 31, 2007 of $173,675 decreased by $197,790 compared to $371,465 for the three-month period ended on March 31, 2006. The decrease was directly attributable to the reduction in the workforce, as well as the discontinuance of bonuses, and the removal of severance pay for prior officers.

Selling, general and administrative expenses for the three-month period ended March 31, 2007 of $293,194 decreased by $2,471 compared to $295,665 for the three-month period ended March 31, 2006.

Product development expenses for the three-month period ended March 31, 2007 of $111,307 decreased by $197 compared to $111,504 for the three-month period ended March 31, 2006.

Depreciation and Amortization expense for the three-month period ended March 31, 2007 of $12,307 decreased by $86,352 compared to $98,659 for the three-month period ended March 31, 2006. This was due to the fact that the Company has since converted outstanding debt to equity and no longer amortizes the debt discount associated with the liability.

The Company recognized interest income during the three-month period ended March 31, 2007 in the amount of $821. For the three-month period ended March 31, 2006, the Company recognized $153,441 of interest expense. This interest expense was related to the amortization of Deferred Loan Costs and Discount on Notes Payable. The balance of this amortization and discount was amortized in 2006. The Company recognized $15,000 in beneficial interest expense related to the issuance of stock for consulting services.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended March 31, 2007, the Company does not have an operating line of credit from a financial institution and consequently has relied on debt and equity financing from investors to complete the development phase of our business and to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $153,249 at March 31, 2007, as compared with $281,418 at March 31, 2006. In addition, as of March 31, 2007, the Company had accounts receivable equaling $27,624 or an increase of $19,837 over the $7,787 accounts receivable recorded as of March 31, 2006.

At March 31, 2007 the Company had $734,167 in trade debt and accrued expenses. In addition, we have remaining cash commitments of at least $20,315 to our third party contract manufacturer which must be paid in order to secure release of our current production run of 375 additional Med-eMonitor Units, scheduled for release in May 2007, and which are critical to the fulfillment of our current business development activities and estimated revenue backlog.

As more fully described in the Financial Statements for the three month period ended March 31, 2007, we have raised the following gross cash amounts from outside sources since January 1, 2006:

1.
Dawson James Preferred Stock Offering - Pursuant to a confidential Private Placement Memorandum dated December 5, 2005 (“PPM4”), as supplemented, the Company completed the sale of an aggregate of $3,426,771, consisting of 289.5 Preferred shares (representing $2,895,000 principal amount in cash payments) plus 52.5 Preferred Shares (representing $525,000 principal amount of cancelled notes payable), and an additional 6.771 shares for interest expenses. An additional $25,000 of interest expense related to the cancelled notes payable converted into shares in this offering was accrued as of December 31, 2006.

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

Of the $2,895,000 cash received through December 31, 2006 from the funds received under this offering, $496,700 was paid out in related offering costs, including $100,000 to the placement agent as a buy-out of their agreement. An additional $509,685 was disbursed to repay $481,000 in notes payable, including $28,685 in accrued interest thereon.

The placement agent received 10% sales commissions on the 289.5 Units sold for $2,895,000 cash as described above, or $289,500, and an additional 3% non-accountable expense allowance payment of $86,850 on these same Units, both of which were accounted for as issuance costs.

The placement agent was issued 4,523,436 shares of common stock as additional issuance cost for the sale of the 289.5 Units for cash. The value of these additional common shares, amounts to $939,625.

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

Basic Investors Common Stock Offering (March 23, 2007) - On March 23, 2007, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM6”). The terms of this new offering matched the terms of the previous PPM5 launched on October 16, 2006, with the exception that a maximum of $2,000,000 will be offered, and no over-subscription will be made available.

The terms of PPM5 involved a purchase price per share of common stock of $0.10, with an accompanying Class D warrant priced at $0.15 for each share of common stock purchased under the offering. The placement agent receives a 10% sales commission, along with a 3% non-accounted allowance for expenses, and 1.5 million restricted shares of Common Stock, and 1 Class C warrant for every 10 Class C warrants issued in the offering. In addition, the Company will incur legal costs in documenting the transactions, as well as an escrow account fee of $2,500.

We believe that if we are successful in raising additional funds with the PPM6 (launched on March 23, 2007) of $2.0 million in May/June 2007, we may be able to meet our working capital requirements for the next 12 to 18 months from invested capital and revenues, including an estimated $500,000 from the existing Revenue Backlog, along with potential revenues (sales and rental) from strategic partnerships and prospective channel partners.

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

The Company had a working capital deficit of $453,271at March 31, 2007, which produced a current ratio of 0.2 to 1.0. A reduction in expenses would jeopardize our ability to carry out our new business strategy and consequently reduce or eliminate future growth, which would adversely affect the value of an investment in our Company.

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

The Company is currently involved in numerous discussions concerning new business opportunities, and is also preparing to launch a new retail marketing program. Details on all such discussions will be released once contracts are fully executed, and reported in subsequent Form 8-K’s.

ITEM - 3
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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II

ITEM - 1
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

Following our notice on February 1, 2007 Wolfe Axelrod Weinberger Associates, LLC, one of the service providers, initiated a Complaint against the Company. The amount of the contested billing with Wolfe Axelrod Weinberger equals $42,792.

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

The Company has retained a New York law firm to represent its interests and a counter-complaint has been filed on this matter.

ITEM - 2
CHANGES IN SECURITIES

None.

ITEM - 3
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM - 4
SUBMISSION OF MATTERS TP A VOTE OF SECURITY HOLDERS

None.

ITEM - 5
OTHER MATTERS

None.

ITEM - 6
EXHIBITS

Set forth below is a list of the Exhibits to this Quarterly Report for the three months ended March 31, 2007:

Exhibit #	Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	InforMedix Holdings, Inc.

	By:	/s/ Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer
(Principal executive officer)

By:	/s/ Harry M. Stokes
Harry M. Stokes, Chief Financial Officer
(Principal financial officer)

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Three Month Period Ended March 31, 2007

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