Form 10QSB
period 2007-06-30
INFORMEDIX HOLDINGS INC
filed 2007-08-20
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 103,460,627 shares of the registrant’s common stock, par value $.001 per share, outstanding as of August 17, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: ☐ No: ☒

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Period Ended June 30, 2007

ITEM 1 - FINANCIAL INFORMATION

Item 1
INFORMEDIX HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

ASSETS

Current Assets
Cash and Cash Equivalents	$203,005
Accounts Receivable	59,254
Inventory	312,945
Prepaid Expenses and other Current Assets	13,299
Total Current Assets	588,503

Fixed Assets, Net of Depreciation	71,008

TOTAL ASSETS	$659,510

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$580,691
Common Stock to be Issued	107,460
Total Current Liabilities	688,151

Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 4,500,000 shares authorized
12.3 shares issued and outstanding	0
Common Stock, $0.001 Par Value, 200,000,000 shares authorized
103,460,627 shares issued and outstanding	103,461
Additional Paid-in-Capital	26,223,140
Accumulated Deficit	(26,355,241)
Total Stockholders' Deficit	(28,640)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$659,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1
INFORMEDIX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
REVENUES	$230,598	$9,349	$118,947	$4,722

COST OF GOODS SOLD	167,188	6,925	70,300	5,117

GROSS PROFIT	63,410	2,424	48,647	(395)

OPERATING EXPENSES
Product and Development (formerly Research and Development)	210,130	221,088	98,823	109,585
Selling, General and Administrative Expenses	1,215,028	1,531,099	733,163	863,968
Depreciation and Amortization	23,301	139,023	10,994	40,364
Total Operating Expenses	1,448,459	1,891,210	842,980	1,013,917

LOSS BEFORE OTHER INCOME/(EXPENSE)	(1,385,049)	(1,888,786)	(794,333)	(1,014,312)

OTHER INCOME/(EXPENSE)
Interest Income	1,830	2	1,013	2
Interest Expense	(55)	(207,528)	(55)	(54,087)
Total Other Income/(Expense)	1,775	(207,526)	958	(54,085)

LOSS BEFORE PROVISION FOR TAXES	(1,383,274)	(2,096,312)	(793,375)	(1,068,397)

PROVISION FOR TAXES	-	-	-	-

LOSS BEFORE ACCRETION OF PREFERRED
STOCK DIVIDEND	(1,383,274)	(2,096,312)	(793,375)	(1,068,397)

ACCRETION OF PREFERRED STOCK DIVIDENDS	-	(3,275,000)	-	(1,292,000)

NET LOSS APPLICABLE TO COMMON SHARES	$(1,383,274)	$(5,371,312)	$(793,375)	$(2,360,397)

Net Loss per Basic and Diluted Shares	$(0.02)	$(0.13)	$(0.01)	$(0.06)

Weighted Average Number of Common Shares Outstanding	73,710,053	41,134,802	98,700,627	42,209,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1
INFORMEDIX HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES -

Net Loss	$(1,383,274)	$(2,096,312)

Adjustments to Reconcile Net Loss to Net Cash used in Operations -
Depreciation	23,301	28,181
Amortization of Discount on Notes Payable	-	183,129
Amortization of Deferred Loan Costs	-	110,842
Stock Option Expense - Employees	-	545,349
Common Stock to be Issued for Services	11,201	24,842
Common Stock Issued for Services	45,000	121,031
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(7,092)	6,801
(Increase) Decrease in Inventory	(37,496)	(83,706)
(Increase) Decrease in Prepaid Expenses and Other Assets	36,941	(102,315)
(Decrease) Increase in Accounts Payable and Accrued Expenses	42,541	(152,416)
Total Adjustments to Reconcile Loss to Net Cash	114,396	681,738
Net Cash (Used in) Operating Activities	(1,268,878)	(1,414,574)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of Computer Equipment	(4,996)	-
Net Cash (Used in) Investing Activities	(4,996)	-

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds form Common Stock Issuances	1,141,000	2,337,400
Payments on Notes Payable	(100,000)	(481,000)
Net Cash Provided by Financing Activities	1,041,000	1,856,400

Net Increase (Decrease) in Cash and Cash Equivalents	(232,874)	441,826

Cash and Cash Equivalents - Beginning of Period	435,879	15,432

Cash and Cash Equivalents - End of Period	$203,005	$457,258

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Period for:
Interest Expense	$55	$29,167
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common Stock issued or to be issued for services and compensation	$69,480	$24,842
Unrecognized expense of warrants and options, consulting services	$-	$82,063
Stock option and Warrnat Expense Pursuant to Consulting Agreements	$-	$121,031
Bridge loan(s) convrted to Preferred Stock	$-	$450,000
Expense Related to Employee Stock Options	$-	$545,349
Accretion of deemed preferred stock divident against Paid-in-Capital	$-	$3,275,000
Liabilities related to Stock Issuance	$1,974,105	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statement includes the accounts of InforMedix Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to the June 30, 2006 financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of InforMedix Holdings and its subsidiary for the six months and three months ended June 30, 2007 and 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Currently, the Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash concentration risks as of June 30, 2007 and 2006, of $13,434 and $357,258 respectively,

Inventory

Inventory consists of component parts to be used in the manufacture of Med-eMonitor units and outsourced manufacturing costs for units that have not yet been placed into service. The Company values the inventory at the lower of cost (first-in, first-out basis) or market.

During the three months ended June 30, 2007, the Company recognized the completion of 375 units, which were moved from Inventory - In Production to Inventory - Finished Goods. For the six months ended June 30, 2007, the Company has recognized the completion of a total of 750 units. The current remaining Inventory - In Production consists of varying quantities of parts, which will be incorporated in future production runs. The value of these parts is less than $20,000.

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

Intellectual Property Assets

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three months ended June 30, 2007 and 2006 were expensed as Product Development (previously referred to as Research and Development).

The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company’s patents were cited as prior art in 154 other issued patents. Two of the 15 issued patents may no longer be asserted as of December 31, 2006. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its consolidated balance sheet at June 30, 2007 or 2006.

Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six and three month periods ending June 30, 2007 and 2006 were expensed as research and development.

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

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six month periods ending June 30, 2007 and 2006, respectively.

Advertising

The cost of advertising is expensed as incurred. Advertising costs were $0 and $0 for the six months ended June 30, 2007 and 2006, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive. The Company has incurred significant losses since its inception to fund its research and development of its Med-eMonitor Systems, including the development of its intellectual property portfolio; and travel activities and attendance at trade shows to create awareness of the product to pre-sell the Med-eMonitor.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2007	June 30, 2006
Net Loss Available to Common Shares	$1,383,274	$(5,371,312)
Weighted Average Common Shares Outstanding (Basic)	73,710,053	41,134,802
Weighted Average Common Stock Equivalents:
• Common Stock to be Issued	-	-
• Stock Options	-	-
• Warrants	-	-
Weighted Average Common Shares Outstanding	73,710,053	41,134,802
Basic Earnings per Share	$(0.02)	$(0.13)
Diluted Earnings per Share	$(0.02)	$(0.13)

The Company had 103,460,627 and 38,796,321 shares of common stock issued and outstanding as of June 30, 2007 and 2006, respectively.

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

The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense (or to prepaid expense if the underlying services are to be performed over a fixed period, and then amortized into expense over that period) and credited to additional paid-in capital.

Common Stock to be Issued

In conformance with GAAP accounting procedures, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of June 30, 2007. For the six months ended June 30, 2007, a total of $107,460 of Common Stock to be Issued was recognized.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position and results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at June 30, 2007:

Software	$50,000
Med-eMonitors	94,262
Computers	52,825
Testing and Design Equipment	28,372
Marketing Equipment	15,617
Office Equipment	37,387
Furniture and Fixtures	2,702
Sub-total	281,165
Less: Accumulated Depreciation	210,157

Net Book Value	$71,008

Depreciation expense for the three month period ended June 30, 2007 and 2006 was $23,301 and $28,181, respectively. During the three month period ending June 30, 3007, the Company acquired additional computer equipment at a cost of $4,996.

Med-eMonitor Company-Owned Units consists 200 of the original 250 units previously manufactured for the Company by its third party contract manufacturer in 2002 and 2003. The average original cost for this group of units is $413, and the units are being depreciated on a straight line basis over 3 years.

NOTE 4 - NOTES PAYABLE - OTHER

Notes Payable - November 13, 2006

On November 13, 2006, the Company entered into a $100,000 short-term promissory note and warrant agreement with an existing stockholder. The terms of the note include a 10% per annum interest rate payable at the end of the 90 day term along with the delivery of 100,000 warrants at an exercise price of $0.15. The term of the note was extended on February 12, 2007 to May 12, 2007, along with an increase of 100,000 additional warrants in consideration of the three month extension to the term of the Note. As of June 30, 2007, this Note was repaid and fully retired.

As of June 30, 2007, the Company had no outstanding Notes Payable.

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

At June 30, 2007 and 2006, deferred tax assets consisted of the following:

	2007	2006
Deferred Tax Assets	$8,960,442	$6,907,664
Less: Valuation Allowance	(8,960,442)	(6,907,664)
Net Deferred Tax Assets	$0	$0

At June 30, 2007, the Company had accumulated deficits in the amount of $26,355,241 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Under the terms of this Exchange Agreement, the Company offered investors involved in the Preferred Stock offering the opportunity to exchange their interest rights and Series A-1 and Series A-2 warrants in exchange for cashless shares on a ratio of 1.5 cashless shares for every 10 A-1/A2 warrants. This Exchange Agreement was closed on February 12, 2007, with a 96.4% conversion ratio. As a result as of February 12, 2007, only 12.3 shares of Preferred Stock remained outstanding.

Stated in terms of the original preferred stock unit pricing, the terms of the Exchange Agreement provided for a total exchange of 115,000 shares of common stock for each share ($10,000 initial investment) of Preferred Series A Stock and accompanying Series A-1 and Series A-2 warrants.

In October 2006, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM5”). Based on the terms of the offering released on October 16, 2006, the Minimum funding sought would be in the amount of $500,000, with the Maximum Offering set at $2,000,000. Under the terms of this offering, a price of $0.10 per share was set, with a matching number of Series B Warrants with an exericise price of $0.15 per share. The offering also allows for an over subscription of an additional 25% (i.e. $500,000) over the Maximum Offering, or up to $2,500,000 of total funding. This offering was closed on February 28, 2007, with a total fund raise aggregating $835,000.

On March 23, 2007, the Company commenced a second fund raising effort with Basic Investors, Inc. as the placement agent for a new Private Placement agreement (“PPM6”). The terms of this offering involved a Minimum funding in the amount of $250,000, with the Maximum amount of the Offering set at $2,000,000. Under the terms of this offering, a price of $0.10 per share of common stock was set, with a matching number of Series C Warrants with an exercise price of $0.15 per share. This offering did not permit an over-subscription of the Maximum offering. On May 22, 2007 this offering expired, with a total funding amounting to in excess of $1,141,000.

On May 23, 2007, the Company entered into a new Private Placement agreement (“PPM7”) with Dawson James Securities, Inc. as the placement agent. Under the terms of this placement, a Minimum funding of $250,000 was required, and the Maximum funding was set at $950,000. Under the terms of this offering, a price of $0.10 per share of common stock was set, with a matching number of Series C Warrants with an exercise price of $0.15 per share. On July 22, 2007, this offering was extended for a sixty day period.

NOTE 9 - STOCKHOLDERS’ EQUITY

Exchange Offering for Preferred Stock and Related A-1 and A-2 Warrants

On October 27, 2006, the Company issued an Exchange Offering to the holders of the Series A Preferred Stock and related Series A-1 and Series A-2 Warrants for the purpose of reducing the number of outstanding warrants. This offering was necessitated by the ratcheting effect related to the potential conversion of these Preferred Shares and Warrants, which resulted from the $0.10 per share and $0.15 Series C Warrant pricing offered under the terms of PPM5 issued on October 16, 2006.

Under the terms of the Exchange Offering, the Company offered to provide 115,000 shares of common stock for each (or proportionate) share of Preferred Stock and accompanying Series A-1 and Series A-2 warrants converted under the offering.

On February 12, 2007, the Company closed the Exchange Offering, with a 96.4% conversion of the Preferred stockholders. This conversion represented a total conversion of $3,303,771 of the $3,426,771 on total preferred stock, or 330.4 shares of the total 342.7 shares issued. The stockholders’ not electing to convert under the offering retained 12.3 shares (investment of $123,000) of preferred stock.

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

As of December 31, 2005 and December 31, 2006, the Company had total issued and outstanding of 37,718,827 and 39,296,321 respectively. For the three month period ending March 31, 2007, the Company issued the following shares of common stock:

1)	33,037,710 shares in Exchange for previously issued Preferred Shares (330.4 preferred shares),

2)	4,955,657 shares in Exchange for previously issued Warrants related to the Preferred Stock issued,

3)	8,650,000 shares to new investors under the October 16, 2006 PPM5.

4)	4,523,438 shares for brokerage fees valued at $939,625. *

5)	1,000,000 shares for investment counseling services, valued at $120,000.*

6)	1,287,500 shares in payment of interest earned on converted bridge loans, valued at $25,000.

7)	300,000 shares for PR and IR consulting services, valued at $45,000.

* These shares were reflected as Common Stock to be Issued as of December 31, 2006.

For the three month period ending June 30, 3007, the Company issued the 11,141,000 shares of common stock to new investors under the March 23, 2007 PPM6. As of June 30, 2007, the Company had issued a total of 103,460,627 shares of common stock with a par value of $0.01.

Preferred Stock

InforMedix Holdings, Inc. also has authorized 4,500,000 shares of preferred stock which may be issued from time to time by the Board of Directors without further shareholder approval. No shares of preferred stock had been issued by the Company as of December 31, 2005.

Pursuant to a confidential Private Placement Memorandum dated December 5, 2005, as supplemented (see Note 8), the Company had issued 342.6771 shares of preferred stock (including 53.771 such shares issued pursuant to the conversion of $525,000 of promissory notes and earned interest) during the year ended December 31, 2006.

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

The total “Discount on preferred stock” arising from the above transactions, and aggregating $3,426,771 as of December 31, 2006, was written off as “Accretion, deemed preferred stock dividend,” as the underlying preferred stock was immediately convertible at the option of the preferred stockholder.

As discussed above, the Company converted 96.4% of the Series A Preferred Stock and accompanying Series A-1 and Series A-2 warrants under an Exchange Offering issued on October 27, 2006. This Exchange Offering was closed on February 12, 2007.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with key members of management and some officers. Most of these employment agreements are for a period of three years. Compensation earned by these employees has been properly reflected in either “Product Development” or “Selling, general and administrative expenses” for the three month periods ended June 30, 2007 and 2006, respectively. Historically, the Company has been unable to fully pay management compensation in the form of cash, and has issued stock options in lieu of cash for a portion of the services rendered.

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

In May 2006, the Company entered into a consulting agreement with Mitch Gooze and his consulting company Customer Manufacturing Group (“CMG”) to provide sales consulting services for an initial term of three months, commencing July 1, 2006. Compensation consists of a monthly cash payment to CMG of $2,500 and a monthly grant of 7,000 shares of common stock to Mitch Gooze individually. As of December 31, 2006, shares due under this agreement were included in the Common Stock to be Issued, and $15,000 had been expensed. This agreement was not extended beyond June 30, 2007.

In June 2006, the Company entered into a consulting agreement with Peter Levitch, in connection with providing support on business development matters. The term of the engagement is for one year, effective June 1, 2006. Compensation consists of a warrant to purchase 144,000 shares of the Company’s common stock at an exercise price of $.32, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $21,600, which has been recorded as a charge to “Prepaid expense” and will be amortized into expense at the rate of 1/12th per month, commencing June 1, 2006. As of June 30, 2007, the charge was fully recognized.

In December 2006, the Company entered into a consulting agreement with CMS International, in connection with certain efforts to improve the awareness of InforMedix and more specifically the Med-eMonitor to governmental and other potential third party insurers and related parties. The Company believes that the Med-eMonitor is the type of appliance, which could be used by governmental authorities to expand the services realized from current expenditures, while also providing private insurers and related parties with significant cost saving opportunities, through reduced hospitalizations and lessened demands for interactions with skilled caregivers, while also promoting improved health among both the aging and multiple medication populations. The relationship was initially launched as a six month program, with a monthly retainer of $15,000 and a $25,000 initial fee. The agreement also contains certain bonus features based on achievements. As of June 30, 2007, $97,240 had been expensed as fees and expense reimbursements.

In March 2007, the Company opted to make a change in its Investor Relations and Public Relations efforts, by engaging The Investor Relations Group, located in New York City. This agreement is for one year term at a monthly fee of $17,500, and includes all Investor and Public Relations efforts and the overall management of the corporate communications program. In addition, 300,000 shares of the Company’s common stock was issued as an initial fee in March 2007, and for accounting purposes was valued at $45,000.

The Company is party to other consulting agreements with various third parties for the development of software and production of the monitors.

Production Agreement

The Company has a production agreement with a third party contract manufacturer which delivered 375 finished additional units of the Med-eMonitor device during the quarter ending June 30, 2007. At the present time, the Company is discussing a continuing relationship with this third-party manufacturer, as well as a new purchase order. The company has a parts inventory with this manufacturer equal to approximately $15,000.

NOTE 11- GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net operating losses for both the three and six month periods ended June 30, 2007, and 2006.

On May 22, 2007, the Company closed PPM6 (Basic Investors). Under PPM6, the Company realized a gross funding in excess of $1,100,000.

On May 23, 2007, the Company launched PPM7 with Dawson James Securities. This new PPM7 follows the terms of both the October 16, 2006 (“PPM5”) and March 23, 2007 (“PPM6”) offerings conducted by Basic Investors, with the following changes, namely (1) the maximum offering is capped at $950,000, and the minimum funding requirement is $250,000.

From a revenue standpoint, the Company is beginning to recognize revenues from a number of programs which were implemented in 2006. In addition, once the Company completes its current private placement offering (PPM7), it is anticipated that Management will be able to direct its focus on expanding the business as opposed to financing the immediate needs of the business. On August 3, the Company had its first closing on PPM7 in the amount of $275,000.

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

NOTE 13 - SUBSEQUENT EVENTS

On August 3, the Company had its first closing on PPM7 in the amount of $275,000.

On July 24th and 31st the Company announced retail agreements with Southern Pharmacy Cooperative and Rodman’s Pharmacies (Washington, DC) to market the Company’s Med-eMonitor through their pharmacists. This effort will initially begin with selected individual pharmacies within the groups, to assure a smooth delivery and implementation process, prior to the roll-out on an expanded basis.

The Company also recently launched an expanded website, which now includes a marketing and retail oriented section and an E-Store to respond to a growing interest to learn more on the Med-eMonitor and Med-eXpert system. In addition, this E-Store is fully capable of taking and processing on-line orders from the general public. This E-Store was constructed to co-ordinate directly with the Company’s shipping, tracking and accounting systems.

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

During the three months ended June 30, 2007, the Company recognized the completion of 375 units, which were moved from Inventory - In Production to Inventory - Finished Goods. For the six months ended June 30, 2007, the Company has recognized the completion of a total of 750 units. The current remaining Inventory - In Production consists of varying quantities of parts, which will be incorporated in future production runs. The value of these parts is under $20,000.

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

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six month period ended June 30, 2007 and 2006 were expensed as Product Development (previously referred to as Research and Development).

The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company’s patents were cited as prior art in 154 other issued patents. Two of the 15 issued patents may no longer be asserted as of December 31, 2006. Under present accounting principles generally accepted in the United States of America, and FASB 142, management of the Company has not reflected the value of these patents on its consolidated balance sheet at June 30, 2007 and 2006.

4.	Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company’s consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software have historically and continue currently to be expensed.

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

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month or six month periods ended June 30, 2007 and 2006.

7.	Advertising

The cost of advertising is expensed as incurred. Advertising costs were $0 and $0 for the three and/or six month periods ended June 30, 2007 and 2006, respectively.

8.	Common Stock to be Issued

In conformance with GAAP accounting procedures, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of June 30, 2007. For the three month period ended June 30, 2007, a total of $107,460 of Common Stock to be Issued was recognized.

RESULTS OF OPERATIONS

For the three month period ended June 30, 2007, compared to the three month period ended June 30, 2006

The Company recognized $118,947 in revenues from the sale/lease of its Med-eMonitor(TM) System for the three month period ended June 30, 2007. This represents an increase of $114,225 over sales of $4,722 for the three month period ended June 30, 2006.

Selling, general and administrative expenses (including all Selling, Marketing, and General/Administrative compensation for the three month period ended June 30, 2007 of $733,163 decreased by $130,805 compared to $863,968 for the three month period ended June 30, 2006. The decrease is primarily the result of restaffing efforts.

Product development expenses (including all Product development compensation, previously referred to as Research and Development) for the three month period ended June 30, 2007 of $98,823 decreased by $10,762 compared to $109,585 for the three month period ended June 30, 2006. This decrease reflects reduced development costs related to the design and programming of the Med-eMonitor/Med-eXpert system.

Depreciation and Amortization expense for the three month period ended June 30, 2007 of $10,994 decreased by $29,370 compared to $40,364 for the three month period ended June 30, 2006. This decrease is principally related to the full Amortization of Deferred Loan Costs associated with previous debt.

The Company recognized interest income during the three month period ended June 30, 2007 in the amount of $1,013 for an increase of $1,011 compared to the $2 recognized for the three month period ended June 30, 2006. This interest income was produced by interest earned on new investment funds placed in a money market account. For the three month period ended June 30, 2007, the Company recognized $55 of interest expense for a decrease of $54,032 as compared to $54,087 for the six month period ended June 30, 2006. This interest expense was related to the Discount on Notes Payable. The balance of this Discount was recognized in 2006.

For the six month period ended June 30, 2007, compared to the three month period ended June 30, 2006

The Company recognized $230,598 in revenues from the sale/lease of its Med-eMonitor(TM) System for the six month period ended June 30, 2007. This represents an increase of $221,249 over sales of $9,349 for the six month period ended June 30, 2006.

Selling, general and administrative expenses (including all Selling, Marketing, and General/Administrative compensation for the six month period ended June 30, 2007 of $1,215,028 decreased by $316,071 compared to $1,531,099 for the six month period ended June 30, 2006. The decrease is primarily the result of restaffing efforts.

Product development expenses (including all Product Development compensation, previously referred to as Research and Development) for the six month period ended June 30, 2007 of $210,130 decreased by $10,958 compared to $221,088 for the six month period ended June 30, 2006. This decrease reflects reduced development costs related to the design and programming of the Med-eMonitor/Med-eXpert system.

Depreciation and Amortization expense for the six month period ended June 30, 2007 of $23,301 decreased by $115,722 compared to $139,023 for the six month period ended June 30, 2006. This decrease is principally related to the full Amortization of Deferred Loan Costs associated with previous debt.

The Company recognized interest income during the six month period ended June 30, 2007 in the amount of $1,830 for an increase of $1,828 compared to the $2 recognized for the six month period ended June 30, 2006. This interest income was produced by interest earned on new investment funds placed in a money market account. For the six month period ended June 30, 2007, the Company recognized $55 of interest expense for a decrease of $207,473 as compared to $207,528 for the six month period ended June 30, 2006. This interest expense was related to the Discount on Notes Payable. The balance of this Discount was recognized in 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended June 30, 2007, the Company does not have an operating line of credit from a financial institution and consequently has relied on equity financing from investors to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $203,005 at June 30, 2007, as compared with $457,258 at June 30, 2006. In addition, as of June 30, 2007, the Company had accounts receivable equaling $59,254 or an increase of $46,505 over the $12,749 accounts receivable recorded as of June 30, 2006.

At June 30, 2007 the Company had $432,691 in uncontested trade debt and accrued expenses, and $147,777 of contested trade debt, as more fully discussed in Part II, Item 1 - Legal Proceedings (see page 26 of this report).

As more fully described in the Financial Statements for the three month period ended June 30, 2007, we have raised the following gross cash amounts from outside sources since January 1, 2007:

Basic Investors Common Stock Offering (March 23, 2007) - On March 23, 2007, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM6”). The terms of this new offering matched the terms of the previous PPM5 launched on October 16, 2006, with the exception that a maximum of $2,000,000 was offered, and no over-subscription was made available.

On May 22, 2007, this offering expired, with a total funding amounting to $1,141,000.

Dawson James Common Stock Offering, (May 23, 2007) - On May 23, 2007, the Company retained Dawson James Securities, Inc. as the placement agent for a new Private Placement agreement (“PPM7”). The terms of this new offering matched the terms of the previous PPM6 launched on March 23, 2007, with the exception that a maximum of $950,000 was offered.

As of June 30, 2007, no additional funding was provided from this offering.

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

The Company had a working capital deficit of $99,648 at June 30, 2007, which produced a current ratio of 0.9 to 1.0. At June 30, 2006, the Company had a working capital surplus of $208,983 and the current ratio was 1.3 to 1.0.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain earnings, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

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

In Phase V, we improved the Company’s ability to make direct sales into the disease management and managed care markets, through hiring top performing salespeople experienced in these markets

In Phase VI, we expect to achieve significant revenue recognition and have begun achieving revenues with nationally recognized customers, including current programs with ADT (a Medicare Program in Tennessee), the University of Pennsylvania (two programs, one involved in the treatment of ), the University of California San Francisco (a HIV Program), the University of Texas Health Science Center at San Antonio (treatment of Schizophrenia), and Enhanced Care Solutions (assisted living applications).

In Phase VII, we advanced our awareness program to improve the visibility of the Company and its Med-eMonitor/Med-eXpert system to both the general public, and within our industry, In connection with this effort, we have also initiated efforts to make the Company’s products available on a both a retail and E-Store basis. On July 24th and July 31st, the Company announced new retail agreements with the Southern Pharmacy Cooperative and Rodman’s Pharmacies (of Washington, DC), respectively. In addition, to these initiatives, the Company, the Company has gained the following results from its awareness program:

•	our CEO was selected by PharmaVOICE magazine as one of the top 100 most inspirational and influential people in the life sciences industry.

•	Live cable broadcasts on the Med-eMonitor have been broadcast on Fox News Live.

•	TV segments on the Med-eMonitor have appeared on several TV stations,

•	Numerous print articles have appeared in newspapers, and

•	The Med-eMonitor has been included in Popular Science’s list of must have technologies.

SUBSEQUENT EVENTS

On August 3, the Company had its first closing on PPM7 in the amount of $275,000.

On July 24th and 31st the Company announced retail agreements with Southern Pharmacy Cooperative and Rodman’s Pharmacies (Washington, DC) to market the Company’s Med-eMonitor through their pharmacists. This effort will initially begin with selected individual pharmacies within the groups, to assure a smooth delivery and implementation process, prior to the roll-out on an expanded basis.

The Company also recently launched an expanded website, which now includes a marketing and retail oriented section and an E-Store to respond to a growing interest to learn more on the Med-eMonitor and Med-eXpert system. In addition, this E-Store is fully capable of taking and processing on-line orders from the general public. This E-Store was constructed to co-ordinate directly with the Company’s shipping, tracking and accounting systems.

ITEM - 3  CONTROLS AND PROCEDURES

Our Board of Directors was advised by Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, that during their assessment of our internal controls as part of their audit for the year ended December 31, 2006, they have identified a material weakness as defined in Public Accounting Oversight Board Standard No. 2 in our internal control over financial reporting. Our auditors have identified the following material weaknesses in our internal controls as of December 31, 2006 and June 30, 2007:

A material weakness in the Company's internal controls exists in that there is limited segregation of duties amongst the Company's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S.GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

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

The Company has advised two former service providers that their billings (amounting to an aggregate of $147,777) are contested. The Company also notified these firms that the Company would seek not only forgiveness of the billings, but also a yet to be determined monetary recovery.

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

The Company has retained a New York law firm to represent its interests and counter-complaint was filed on this matter. On August 8, 2007, the Company provided answers to Interrogatories and provided materials requested in the list of Document Requests.

ITEM - 2 CHANGES IN SECURITIES

None.

ITEM - 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM - 4 SUBMISSION OF MATTERS TP A VOTE OF SECURITY HOLDERS

None.

ITEM - 5 OTHER MATTERS

None.

ITEM - 6 EXHIBITS

Set forth below is a list of the Exhibits to this Quarterly Report for the three months ended June 30, 2007:

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

Dated: August 17, 2007	InforMedix Holdings, Inc.

	By:	/s/ Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer (Principal executive officer)

By:	/s/ Harry M. Stokes
Harry M. Stokes, Chief Financial Officer (Principal financial officer)

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Six Month and Three Month Periods Ended June 30, 2007

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