Form 10QSB
period 2007-09-30
INFORMEDIX HOLDINGS INC
filed 2007-11-15
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 112,960,627 shares of the registrant's common stock, par value $.001 per share, outstanding as of November 15, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: ☐ No: ☒

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Period Ended September 30, 2007

PART 1 - FINANCIAL INFORMATION

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

ASSETS

Current Assets
Cash and Cash Equivalents	$391,937
Accounts Receivable, net of allowance of $ -	94,705
Inventory	310,917
Deposits	50,000
Prepaid Espenses and other Current Assets	13,670
Total Current Assets	861,229

Fixed Assets, Net of Depreciation	60,122

TOTAL ASSETS	$921,351

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Common Stock to be Issued	$142,460
Accounts Payable and Accrued Expenses	496,800
Total Current Liabilities	639,260

Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 4,500,000 shares authorized 12.3 shares issued and outstanding	-
Common Stock, $0.001 Par Value, 200,000,000 shares authorized 112,960,627 shares issued and outstanding	112,961
Additional Paid-in-Capital	28,096,935
Accumulated Deficit	(28,927,805)
Total Shareholders' Deficit	282,091

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$921,351

The accompanying notes are an integral part of these condensed consolidated financial statements

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006

REVENUES	$292,625	$42,722	$62,027	$33,373

COST OF REVENUE	181,144	28,770	13,956	21,845

GROSS MARGIN	111,481	13,952	48,071	11,528

OPERATING EXPENSES
Product and Development (formerly Research and Development)	312,271	312,342	102,141	91,254
Selling, General and Administrative Expenses (Incl Stock Based Comp)	3,724,185	1,936,645	2,391,528	405,546
Depreciation and Amortization	34,187	152,514	10,886	13,491
Total Operating Expenses	4,070,643	2,401,501	2,504,555	510,291

LOSS BEFORE OTHER INCOME/(EXPENSE)	(3,959,162)	(2,387,549)	(2,456,484)	(498,763)

OTHER INCOME/(EXPENSE)
Interest Income	3,380	2	1,550	-
Interest Expense	(55)	(215,311)	-	(7,783)
Total Other Income/(Expense)	3,325	(215,309)	1,550	(7,783)

LOSS BEFORE PROVISION FOR TAXES	(3,955,837)	(2,602,858)	(2,454,934)	(506,546)

PROVISION FOR TAXES	-	-	-	-

LOSS BEFORE ACCRETION OF PREFERRED STOCK DIVIDEND	(3,955,837)	(2,602,858)	(2,454,934)	(506,546)

ACCRETION OF PREFERRED STOCK DIVIDENDS	-	(3,426,771)	-	(151,771)

NET LOSS APPLICABLE TO COMMON SHARES	$(3,955,837)	$(6,029,629)	$(2,454,934)	$(658,317)

Net Loss per Basic and Diluted Shares	$(0.05)	$(0.16)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	85,267,046	38,760,503	108,254,034	38,796,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES -
Net Loss	$(3,955,837)	$(2,602,858)

Adjustments to Reconcile Net Loss to Net Cash used in Operations -
Depreciation	34,187	34,101
Amortization of Discount on Notes Payable	-	189,699
Amortization of Deferred Loan Costs	-	114,014
Stock Option Expense - Employees	1,927,670	612,148
Common Stock to be Issued for Services	46,200	128,980
Common Stock Issued for Services	45,000	39,158
Warrants Issued for Financing Fee	5,625	-
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(42,543)	(24,527)
(Increase) Decrease in Inventory	(35,468)	(88,852)
(Increase) Decrease in Prepaid Expenses and Other Assets	(13,430)	(82,837)
(Decrease) Increase in Accounts Payable and Accrued Expenses	(41,350)	(172,777)
Net Cash (Used in) Operating Activities	(2,029,946)	(1,853,751)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of Property and Equipment	(4,996)	8,939
Net Cash (Used in) Provided by Investing Activities	(4,996)	8,939

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from Common Stock Issuances	2,091,000	-
Proceeds from Issuance of Preferred Stock	-	2,398,300
Payments on Notes Payable	(100,000)	(556,000)
Net Cash Provided by Financing Activities	1,991,000	1,842,300

Net Increase (Decrease) in Cash and Cash Equivalents	(43,942)	(2,512)

Cash and Cash Equivalents - Beginning of Period	435,879	15,432

Cash and Cash Equivalents - End of Period	$391,937	$12,920

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Period for:
Interest Expense	$55	$30,759
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common Stock issued or to be issued for services and compensation	$-	$24,842
Unrecognized expense of warrants and options, consulting services	$-	$82,063
Stock Option and Warrant Expense Pursuant to Consulting Agreements	$-	$121,031
Bridge Loan(s) converted to Preferred Stock	$-	$531,771
Expense Related to Employee Stock Options	$-	$545,349
Accretion of deemed preferred stock dividend against Paid-in-Capital	$-	$3,426,771
Common Stock issued to satisfy Common Stock to be Issued Liability	$1,949,625	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Item 1 - NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statement includes the accounts of InforMedix Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Itis suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

InforMedix Holdings, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 19, 2000 under the name Hunapu, Inc.

We have developed, patented and integrated a portable patient monitoring device, hardware, software and networked communications system to enable consumers, pharmacists, health plans, disease management organizations, pharmaceutical and biomedical companies, medical researchers and physicians to efficiently monitor and manage patients’ medication adherence and clinical response. The Med-eMonitor system leverages our patent portfolio of 15 issued and 14 pending patents.

The Med-eMonitor system is a combined medication and care plan adherence solution used to monitor high-risk and high cost patients. More specifically, the Med-eMonitor system is used with patients being treated for heart disease, stroke prevention, heart failure, diabetics with high blood pressure, HIV/AIDS, solid organ transplantation, chronic obstructive pulmonary disease, Alzheimer’s disease, schizophrenia, and bipolar disease. The Med-eMonitor system is composed of portable patient interface device and a data upload and downloads capability using a cradle modem connected to a standard telephone line. The Med-eMonitor system is programmed remotely via the Internet, and patient medication adherence, health status, quality of life and physiologic data are accessible via a secure website.

InforMedix has developed the Med-eMonitor System as a consumer product under the tagline, “Medication, Safe and Easy” for consumer product markets, to deliver peace-of-mind, improved independent living, and better health outcomes to patients and their loved ones. This is designed to enable chronically ill patients and their loved ones to efficiently monitor and manage Med-eMonitor users’ medication and care plan adherence, clinical response, and drug safety. InforMedix has recently signed cooperative agreements that include almost six hundred pharmacies nationwide. For more information, visit http://www.informedix.com.

We have built a sales pipeline in the medication adherence market and have entered into definitive agreements for orders from customers. We have entered into contracts with the University of Pennsylvania (two separate agreements addressing stroke prevention funded by the Aetna Foundation, diabetics with high blood pressure), the University of Texas - HSCSA (Schizophrenia), ADT WellHealth (division of ADT Security Services - a division of Tyco) and XLHealth (a Goldman Sachs-backed disease management organization) in a Medicare program in Tennessee, and the University of California, San Francisco in a NIH (National Institutes for Health) SBIR program directed at HIV/AIDS treatment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of InforMedix Holdings and its subsidiaries for the nine months and three months ended September 30, 2007 and 2006. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure. Concentrations of credit risk with respect to accounts receivable are limited since the Company performs ongoing credit evaluations of its customers’ financial condition and due to the generally short payment terms.

Inventory

Inventory consists of component parts to be used in the manufacture of Med-eMonitor units and 750 Med-eMonitor units which were completed prior to September 30, 2007, and will be placed in service as leased units in response to future leasing efforts.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and finished Med-eMonitor units provisioned for demonstration purposes and/or customer rental programs, and five years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs that do not materially add tithe useful life are charged to operations as incurred.

Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force(EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine and three month periods ending September 30, 2007 and 2006 were expensed as research and development.

Deposits

During the quarter ending September 30, 2007, the Company negotiated a continuing relationship with this third-party manufacturer, which involved the development of an additional 1,500 units for a phased delivery beginning in early 2008. In connection with this agreement, the Company provided a $50,000 deposit for the purpose of acquiring long lead items required in the manufacture of units included in the initial phase of this new order.

Start-up Costs

In accordance with the SOP 98-5,“Reporting on the Costs of Start-up Activities”, the Company expensed all costs incurred in connection with the start-up and organization of the Company.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (‘SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured.

The Company has adopted a policy of leasing as opposed to selling Med-eMonitor units. As such, programs are currently offered for month-to-month leases, six month leases, and twelve month leases. Discounts are currently offered for both six and twelve month leases. Revenues are recognized monthly based on the monthly lease rate determined by the term of the lease. In addition, the Company retains the right to offer initial discounts such as free first month service, free set-up, shipping, etc. Given the discounts provided for six and twelve month leases, the Company retains the right to hold lessees to the full payment provided under the respective lease(s).

In all leases, the Company processes leases via credit cards, and includes a clause in all contracts relating to timing of cancellations, and return of the Med-eMonitor units in an undamaged condition. In the event a Med-eMonitor or an expired lease is not return or returned damaged, the lease provides for recovery of the costs to repair or fully replace a damaged or unreturned unit.

Revenues are derived as follows:

a)	Front-end training, set-up and installation support services are earned at the time the service is rendered.
b)	Revenue is recognized as a “Sales” transaction for any Med-eMonitor units wherein the title legally transfers to the patient or intermediary service provider.
c)	Revenue is recognized on a monthly basis as rental income, wherein the Company retains title to the Med-eMonitor units.
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

Out of pocket costs and directly allowable internal costs incurred in producing the above revenues are allocated to “Costs of Revenues” at the time the corresponding revenues are recognized. Until such time as Med-eMonitor units included in Fixed Assts are deployed in rental programs with sufficient scale, the related depreciation charges are recorded as period depreciation operating expenses.

For the three and nine months ended September 30, 2007, the Company’s revenues included $0 and $124,416 from the National Institutes of Health (the “NIH”) grant, respectively.

Product Development

Product development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitordevices, communications connectivity between the devices and the databases via the Internet, continuing improvement of the firmware in the device and Med-eXpert software to better meet customer needs, and Website development. Research and development costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes using the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Advertising

The cost of advertising is expensed as incurred. Advertising costs were $32,607 and $10,839 for the nine months ended September 30, 2007 and 2006, respectively.

(Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive.

Comprehensive Income

The Company follows the Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Share-Based Payment (as amended), using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

During the three and nine months ended September 30, 2007, the Company granted approximately 12,098,000 options and approximately 9,942,000 performance options for a total of approximately 22,040,000 options valued at approximately $1,331,000 and approximately $1,094,000 respectively, or a total of $2,425,000. All of the options were valued at the fair market value at the time of issuance. The probability of the performance requirements for the performance options was estimated by management to be 100% at September 30, 2007. The fair value was estimated using the Black-Scholes model with the following assumptions: no dividend yield, expected volatility of 220%, and a risk free interest rate based on the 10 year Treasury bill rate at the time of issuance. The term of the options is ten years.

During the three and nine months ended September 30, 2007, the Company expensed approximately $1,796,000 from options issued to employees. As of September 30, 2007, there was approximately $629,000 of unrecognized compensation expense related to non-vested market-based employee stock option awards that is expected to be recognized through March 31, 2010.

The options to members of the Board of Directors are vested entirely on the basis of continuous term of service, which is set on a monthly basis over a three year period, which period is recognized as commencing on October 1, 2006.

The vesting of options to management is split between continuous term(s) of service and the achievement of annually set performance targets. The term of service used for Dr. Kehr, the Chairman and CEO was set of a one year basis, with the term commencing on October 1, 2006, and the performance targets vesting as of December 31, 2007. The vesting of options, to all other members of the management team, is also split between the continuous term of service and the achievement of performance targets set annually by the Board. However, the vesting of the options for continuous terms of service for members of management are earned on a monthly basis, over a three year period, with the commencement date set at October 1, 2006 or the starting date for employment if later, and the vesting for performance options determined on an annual basis beginning as of December 31, 2007 for period from January 1, 2007 through to December 31, 2007 and continuing for each of the subsequent calendar years.

In accordance with SFAS 123R the Company recorded $131,586 as stock-based compensation expense for options granted to employees and directors in prior years but vested in the first nine months of 2007.

Common Stock to be Issued

In conformance with Generally Accepted Accounting Principles, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of September 30, 2007. For the nine months ended September 30, 2007, a total of $142,460 of Common Stock to be Issued was recognized.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 has been adopted by the Company as of January 1, 2007, and the provisions of FIN 48 were applied to all tax positions under SFAS No. 109 after initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not require an adjustment to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial statement and footnote disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

NOTE 3- GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations and has an accumulated deficit that raises substantial doubts about the Company’s ability to continue as a going concern.

On May 23, 2007, the Company launched PPM7 (“Private Placement”) with Dawson James Securities. This new PPM7 follows the terms as those generally included in both the October 16, 2006 (“PPM5”) and March 23, 2007 (“PPM6”) offerings conducted by Basic Investors, with the following changes, namely (1) the maximum offering is capped at $950,000, and the minimum funding requirement was $250,000. During the month of August 2007, the Company completed the PPM 7, which resulted in a total gross funding of $950,000.

With the initial signings of the Rodman’s Pharmacy of Washington and the Southern Pharmacy Cooperative in July, the Company began to put in place the logistical structure to support its retail operations. With the continued growth in the number of independent pharmacies and regional pharmacy chains, along with the heightened awareness of the Med-eMonitor and the benefits of medication awareness, the Company believes its retail sales will enjoy significant growth over time, however there can be no assurances that this growth can be achieved.

In addition, a number of academic medical center/health care companies have successfully tested the Med-eMonitor System on a pilot test basis and the results have been publicly announced in peer reviewed medical journals, presentations at national conferences, and featured in book chapters and trade publications. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

However, there can be no assurances that the Company will be achieving an adequate sales level, or become profitable.

It is the Company's intention to attempt to raise new funding through a warrant discount and exercise plan using existing and already issued warrants, which if fully exercised could raise approximately $5,000,000. We are engaging several investment bankers to assist in this matter. At present, the Company has reached a verbal agreement between an investment bank and two existing investors to provide $500,000 into the Company through a warrant discount and exercise program.

In addition, the Company is engaged in discussions with several investment banks pertaining to a new equity funding ranging from $5,000,000 to $8,000,000. Such funding would provide the Company with funds to operate the Compnay through to a projected Break-even, enhance the liquidity of the Balance Sheet and provide inventory financing, until such time as an Inventory Financing facility can be secured.

There can be no guarantee that the Company can raise sufficient funding through either of these mechanisms.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at September 30, 2007:

Software	$50,000
Med-eMonitors	94,262
Computers	52,825
Testing and Design Equipment	28,372
Marketing Equipment	15,617
Office Equipment	37,387
Furniture and Fixtures	2,702
Sub-total	281,165
Less: Accumulated Depreciation	221,043

Net Book Value	$60,122

Depreciation expense for the three month period ended September 30, 2007 and 2006 was $10,886 and $10,391 respectively, and for the nine month period ended September 30, 2007 and 2006 was $34,187 and $34,101 respectively. During the three month period ending September 30, 2007 the Company did not acquire any additional fixed assets; for the nine month period ending September 30, 2007, the Company acquired additional computer equipment at a cost of $4,996.

Med-eMonitor Company-Owned Units consists of 200 of the original 250 units previously manufactured for the Company by its third party contract manufacturer in 2002 and 2003. The average original cost for this group of units is $413, and the units are being depreciated on a straight line basis over 3 years.

NOTE 5 - NOTES PAYABLE - OTHER

Notes Payable - November 14, 2006

On November 14, 2006, the Company entered into a $100,000 short-term promissory note and warrant agreement with an existing stockholder. The terms of the note include a 10% per annum interest rate payable at the end of the 90 day term alongwith the delivery of 100,000 warrants at an exercise price of $0.15. The term of the note was extended on February 12, 2007 to May 12, 2007, along with an increase of 100,000 additional warrants, valued at $9,000 fair value with a $5,625 expense recognized as a financing fee expense for the nine month period ended September 30, 2007. These warrants served as consideration for the three month extension to the term of the Note. As of September 30, 2007, this Note was repaid and fully retired.

As of September 30, 2007, the Company had no outstanding Notes Payable.

NOTE 6 - OPERATING LEASE

Effective March 2004, the Company signed a one year office lease agreement for $2,408 per month. The Company continues to make lease payments on a month to month basis at a rate of $2,408 per month.

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

At September 30, 2007 and 2006, deferred tax assets consisted of the following:

	2007	2006
Deferred Tax Assets	$9,835,454	$7,079,890
Less: Valuation Allowance	(9,835,454)	(7,079,890)
Net Deferred Tax Assets	$0	$0

At September 30, 2007, the Company had Net Operating Loss Carry-forwards in the amount of $28,927,805 available to offset future taxable incomethrough 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - EQUITY FINANCING

 On March 23, 2007, the Company commenced a second fund raising effort with Basic Investors, Inc. as the placement agent for a new Private Placement agreement (“PPM6”). The terms of this offering involved a Minimum funding in theamount of $250,000, with the Maximum amount of the Offering set at $2,000,000. Under the terms of this offering, a price of $0.10 per share of common stock was set, with a matching number of Series C Warrants with an exercise price of $0.15 per share. This offering did not permit an over-subscription of the Maximum offering. On May 22, 2007 this offering expired, with a total funding amounting to $1,141,000.

On May 23, 2007, the Company entered into a new Private Placement agreement (“PPM7”) with Dawson James Securities, Inc. as the placement agent. Under the terms of this placement, a Minimum funding of $250,000 was required, and theMaximum funding was set at $950,000. Under the terms of this offering, a price of $0.10 per share of common stock was set, with a matching number of Series C Warrants with an exercise price of $0.15 per share. On July 22, 2007, this offering was extended for a sixty day period. On August 31, 2007, the offering was closed. During the month of August 2007, the offering was fully subscribed; with a total fund raise aggregating $950,000.

NOTE 9 - STOCKHOLDERS' EQUITY

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

On October 27, 2006, the Company issued an Exchange offering to the holders of the Series A Preferred Stock and related Series A-1 and Series A-2 warrants for the purpose of reducing the number of outstanding warrants. Under the terms of this Exchange Agreement, the Company offered investors involved in the Preferred Stock offering the opportunity to exchange their interest rights and Series A-1 and Series A-2 warrants in exchange for cashless shares on a ratio of 1.5 cashless shares for every 10 Series A-1 and Series A2 warrants held. This Exchange Agreement was closed on February 12, 2007, with a 96.4% conversion rate. As a result as of February 12, 2007, only 12.3 shares of Preferred Stock remained outstanding.

Each share of preferred stock was initially convertible into 62,500 shares of common stock, at an initial conversion price of $.16 per underlying common share, or 21,417,319 shares of common stock in the aggregate. Each Series A-1 warrant was initially exercisable at $0.24 per warrant, and the Series A-2 warrants were exercisable at $0.32 per warrant. As a result of the Basic Investors PPM initiated on October 16, 2006, the ratcheting terms of the preferred stock offering caused the conversion to adjust the preferred share to convert into 100,000 shares of common stock, each Series A-1warrant to convert to 50,000 shares of common stock at an exercise price of $0.15 per warrant, and each Series A-2 warrant to convert to 50,000 shares of common stock at an exercise price of $0.20 per warrant.

Stated in terms of the original preferred stock unit pricing, the terms of the Exchange Agreement provided for a total exchange of 115,000 shares of common stock for each share ($10,000 initial investment) of Preferred Series A Stock and accompanying Series A-1 and Series A-2 warrants.

On February 12, 2007, the Company closed the Exchange Offering, with a 96.4% conversion of the Preferred stockholders. Thisconversion represented a total conversion of $3,303,771 of the $3,426,771 on total preferred stock, or 330.4 shares of the total342.7 shares issued. The stockholders' not electing to convert under the offering retained 12.3 shares (investment of $123,000) ofpreferred stock.

As a result of the Exchange, the Company:

1.
issued 33,037,710 shares of common stock for the Preferred Shares converted under the offering, and 4,955,657 shares for the Series A-1 and Series A-2 warrants and other rights accompanying converted, and

2.	cancelled 28,082,053 warrants.

Common Stock

As of December 31, 2005 and December 31, 2006, the Company had total issued and outstanding of 37,718,827 and 39,296,321 respectively. For the three month period ending March 31, 2007, the Company issued the following shares of common stock:

1)	33,037,710 shares in Exchange for previously issued Preferred Shares (330.4 preferred shares),

2)	4,955,657 shares in Exchange for previously issued Warrants related to the Preferred Stock issued,

3)	8,650,000 shares to new investors under the October 16, 2006 PPM5.

4)	4,523,438 shares for brokerage fees valued at a $939,625 fair value. *

5)	1,000,000 shares for investment counseling services, valued at a $120,000 fair value.*

6)	287,500 shares in payment of interest earned on converted bridge loans, valued at a $25,000 fair value.

7)	300,000 shares for PR and IR consulting services, valued at a $45,000 fair value.

*	These shares were reflected as Common Stock to be Issued as of December 31, 2006.

For the three month period ending June 30, 3007, the Company issued the 11,141,000 shares of common stock to new investors under the March 23, 2007 PPM6. The total gross funding resulting from this offering equaled $1,141,000, and net proceeds equaled $991,770. As of June 30, 2007, the Company had issued a total of 103,460,627 shares of common stock with a par value of $0.001.

For the three month period ending September 30, 2007, the Company issued the 9,500,000 shares of common stock to new investors under the May 23, 2007 PPM7. Three closings occurred on August 3, August 17, and August 24, 2007, with gross funding of $275,000, $385,000 and $290,000 respectively. The total gross funding resulting from this offering equaled $950,000, and net proceeds equaled $816,500. As of September 30, 2007, the Company had issued a total of 112,960,627 shares of common stock with a par value of $0.001.

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

The fair market value of each of the three elements of each of the Units sold, namely the share of preferred stock, together withthe A-1 and A-2 Warrants, each exercisable into 31,250 shares of common stock at $.24 and $.32, respectively, was calculated using the Black-Scholes method, utilizing the following additional assumptions:

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 30, 2007, the employment agreement with the CEO, which was due to expire, was extended through August 31, 2007, and subsequently further extended through October 30, 2007, and December 31, 2007. The Compensation Committee has engaged Compensia, a firm specializing in senior management compensation to evaluate an appropriate compensation range, from which the Compensation Committee can negotiate a new multi-year agreement. The Compensation Committee anticipates negotiating a new agreement with the CEO, subject to Board approval prior to December 31, 2007.

Consulting Agreements

On March 15, 2006, the Company retained Equity Communications, LLC as the Company's financial public relations advisor fora one-year term, with total cash compensation of $72,000, payable in 12 monthly payments of $6,000. In addition, the Companyalso issued pursuant to this agreement an option to purchase 759,569 shares of the Company's common stock at an exercise priceof $.20, and which vests in quarterly increments on the three-month anniversaries of the date of the agreement. For accounting purposes the value of this option was calculated as $81,873, which has been recorded as a charge to “Prepaid Expenses” and will be amortized into expense at the rate of 1/12th per month. As of December 31, 2006, $61,404 had been expensed. The Company did not renew this agreement, but made a change of advisors as cited below. In settlement of all outstanding amounts and retirement of the 759,569 options discussed above, the Company remitted cash payments for $35,000, along with a commitment to issues 350,000 fully paid shares of the Company’s common stock valued with a fair value $35,000, part of which was issued for the retirement of options, and the remainder in settlement of fees earned and expenses incurred.

In May 2006, the Company entered into a consulting agreement with Mitch Gooze and his consulting company CustomerManufacturing Group (“CMG”) to provide sales consulting services for an initial term of three months, commencing July 1, 2006. Compensation consists of a monthly cash payment to CMG of $2,500 and a monthly grant of 7,000 shares ofcommon stock to Mitch Gooze individually. As of September 30, 2007, shares due under this agreement were included in the Common Stock to be Issued, and $20,160 had been expensed. This agreement was not extended beyond June 30, 2007.

In June 2006, the Company entered into a consulting agreement with Peter Levitch, in connection with providing support on business development matters. The term of the engagement is for one year, effective June 1, 2006. Compensation consists of awarrant to purchase 144,000 shares of the Company's common stock at an exercise price of $.32, vesting in 1/12th monthly increments. For accounting purposes the value of this option was calculated as $21,600, which has been recorded as a charge to “Prepaid expense” and will be amortized into expense at the rate of 1/12th per month, commencing June 1, 2006. As of September 30, 2007, the charge was fully recognized. During the nine months ended September 30, 2007, $9,000 was expensed...

In December 2006, the Company entered into a consulting agreement with CMS International, in connection with certain efforts to improve the awareness of InforMedix and more specifically the Med-eMonitor to governmental and other potential third party insurers and related parties. The Company believes that the Med-eMonitor is the type of appliance, which could be used by governmental authorities to expand the services realized from current expenditures, while also providing private insurers andrelated parties with significant cost saving opportunities, through reduced hospitalizations and lessened demands for interactions with skilled caregivers, while also promoting improved health among both the aging and multiple medication populations. The relationship was initially launched as a six month program, with a monthly retainer of $15,000 and a $25,000 initial fee. The agreement also contains certain bonus features based on achievements. As of September 30, 2007, $143,484 had been expensed as fees and expense reimbursements.

In March 2007, the Company opted to make a change in its Investor Relations and Public Relations efforts, by engaging The Investor Relations Group (“IRG”), located in New York City. This agreement is for one year term at a monthly fee of $17,500, and includes all Investor and Public Relations efforts and the overall management of the corporate communications program. Inaddition, 300,000 shares of the Company's common stock was issued as an initial fee in March 2007, and for accounting purposes was valued at a fair value of $45,000.

In August 2007, the Company opted to discontinue the Investor Relations portion of the agreement with IRG, with the decision to concentrate the efforts of IRG on public relation related to the Company’s retail efforts through pharmacies.

The Company is party to other consulting agreements with various third parties for the development of software and production of the monitors.

2007 Equity Incentive Plan

In August 2007, the Company adopted an Equity Incentive Plan, which is administered by the Board of Directors and has 31,400,000 shares available under the plan. The Company granted approximately 12,098,000 options and approximately 9,942,000 performance options for a total of approximately 22,040,000 options valued at approximately $1,331,000 and approximately $1,094,000 respectively, or a total of $2,425,000. All of the options were valued at the fair market value at the time of issuance. The probability of the performance requirements for the performance options was estimated by management to be 100% at September 30, 2007. During the three and nine months ended September 30, 2007, the Company expensed approximately $1,796,000 from options issued to employees. As of September 30, 2007, there was approximately $628,000 of unrecognized compensation expense related to non-vested market-based employee stock option awards that is expected to be recognized through March 31, 2010.

NOTE 11 - SUBSEQUENT EVENTS

On October 18th and October 23rd, the Company announced retail agreements with Eaton’s Apothecary of Greater Boston and American Pharmacies of Texas to market the Company's Med-eMonitor through their pharmacists. This effort will initially begin with selected individual pharmacies within the groups, to assure a smooth delivery and implementation process, prior to the roll-out on an expanded basis.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Portions of the discussion in this Form 10-QSB contain forward-looking statements, all of which included herein are based oninformation available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-QSB, and as set forth in the Company's Form 10-KSB for the year ended December 31, 2006, filed with the SEC on May 4, 2006.

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

Inventory consists of component parts to be used in the manufacture of Med-eMonitor units and 750 Med-eMonitor units which were completed prior to September 30, 2007, and will be placed in service as leased units in response to future leasing efforts.

During the three months ended September 30, 2007, the Company invested $50,000 to acquire long lead item Med-eMonitor parts per an agreement with ACDI, the Maryland based third party Med-eMonitor manufacturer used by the Company. This order and deposit relate to the manufacture of the next 1,500 Med-eMonitor units, planned for completion in 2008.

2.	Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives ofthe assets; three years for computer software and equipment and finished Med-eMonitor units provisioned for demonstration purposes and/or customer rental programs, and five years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs that do not materially add to the useful life are charged to operations as incurred.

3.	Intellectual Property Assets

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No.98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine month period ended September 30, 2007 and 2006 were expensed as Product Development (previously referred to as Research and Development).

The Company owns 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents. A formal patent valuation appraisal was performed in 2002 by the Patent & License Exchange, Inc. The appraisal revealed that the Company's patents were cited as prior art in 154 other issued patents. Two of the 15 issued patents may no longer be asserted as ofDecember 31, 2006. Under present accounting principles generally accepted in the United States of America, and FASB142, management of the Company has not reflected the value of these patents on its consolidated balance sheet at September 30, 2007 and 2006.

4.	Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (‘SAB”) No. 104, Revenue Recognition, the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured.

The Company has adopted a policy of leasing as opposed to selling Med-eMonitor units. As such, programs are currently offered for month-to-month leases, six month leases, and twelve month leases. Discounts are currently offered for both six and twelve month leases. Revenues are recognized monthly based on the monthly lease rate determined by the term of the lease. In addition, the Company retains the right to offer initial discounts such as free first month service, free set-up, shipping, etc. Given the discounts provided for six and twelve month leases, the Company retains the right to hold lessees to the full payment provided under the respective lease(s).

In all leases, the Company processes leases via credit cards, and includes a clause in all contracts relating to timing of cancellations, and return of the Med-eMonitor units in an undamaged condition. In the event a Med-eMonitor or an expired lease is not return or returned damaged, the lease provides for recovery of the costs to repair or fully replace a damaged or unreturned unit.

Revenues are derived as follows:

a)	Front-end training, set-up and installation support services are earned at the time the service is rendered.

b)	Revenue is recognized as a “Sales” transaction for any Med-eMonitor units wherein the title legally transfers to the patient or intermediary service provider.
c)	Revenue is recognized on a monthly basis as rental income, wherein the Company retains title to the Med-eMonitor units.
d)	Revenue is recognized on a monthly basis for a separate service fee for the back-end Med-eXpert hosting service, regardless of whether the Med-eMonitor units are deployed under the sales or rental transaction model as aforementioned. This fee includes reimbursement for the requisite monitoring and connectivity service to the individual deployed Med-eMonitor devices.
e)	Revenues from government grants are recognized at the time the services and/or provisioned equipment are rendered or provided respectively.

Out of pocket costs and directly allowable internal costs incurred in producing the above revenues are allocated to “Costs of Revenues” at the time the corresponding revenues are recognized. Until such time as Med-eMonitor units included in Fixed Assts are deployed in rental programs with sufficient scale, the related depreciation charges are recorded as period depreciation operating expenses.

For the three and nine months ended September 30, 2007, the Company’s revenues included $0 and $124,416 from the National Institutes of Health (the “NIH”) grant, respectively.

5.	Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No.98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging IssuesTask Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software have historically and continue currently to be expensed.
6.	Product Development

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

7.	Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the three month or nine month periods ended September 30, 2007 and 2006.

8.	Advertising

The cost of advertising is expensed as incurred. Advertising costs were $32,607 and $10,839 for the nine months ended September 30, 2007 and 2006, respectively.

9.	Common Stock to be Issued

In conformance with GAAP accounting procedures, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of September 30, 2007. For the period ended September 30, 2007, a total of $142,460 of Common Stock to be Issued was recognized.

10.	Equity Incentive Plan (2007)

In August 2007, the Company adopted an Equity Incentive Plan, which is administered by the Board of Directors and has 31,400,000 shares available under the plan. The Company granted approximately 12,098,000 options and approximately 9,942,000 performance options for a total of approximately 22,040,000 options valued at approximately $1,331,000 and approximately $1,094,000 respectively, or a total of $2,425,000. All of the options were valued at the fair market value at the time of issuance. The probability of the performance requirements for the performance options was estimated by management to be 100% at September 30, 2007. During the three and nine months ended September 30, 2007, the Company expensed approximately $1,796,000 from options issued to employees. As of September 30, 2007, there was approximately $629,000 of unrecognized compensation expense related to non-vested market-based employee stock option awards that is expected to be recognized through March 31, 2010.

RESULTS OF OPERATIONS

For the three month period ended September 30, 2007, compared to the three month period ended September 30, 2006

The Company recognized $62,027 in revenues from the sale/lease of its Med-eMonitor(TM) System for the three month period ended September 30, 2007. This represents an increase of $28,654 over sales of $33,373 for the three month period ended September 30, 2006.

Selling, general and administrative expenses (including all Selling, Marketing, and General/Administrative compensation) for the three month period ended September 30, 2007 of $2,391,528 include a Black-Sholes adjustment recognizing the 2007 Equity Incentive Plan in the amount of $1,796,083, along with the current vesting of previously awarded options of $13,957. Without this adjustment the Selling, General and Administrative expenses total $581,488 or an increase of $175,942 compared to $405,546 for the three month period ended September 30, 2006. The increase is primarily the result of increased Public and Investor Relations efforts, along with staffing changes related to the retail sales efforts.

Product development expenses (including all Product development compensation, previously referred to as Research and Development) for the three month period ended September 30, 2007 of $102,141 increased by $10,887 compared to $91,254 for the three month period ended September 30, 2006. This increase reflects development costs related to the design and programming of the Med-eMonitor/Med-eXpert system.

Depreciation and Amortization expense for the three month period ended September 30, 2007 of $10,886 decreased by $2,605 compared to $13,491 for the three month period ended September 30, 2006. This decrease is principally related to the full Amortization of Deferred Loan Costs associated with previous debt. Note, the Depreciation only portion of the $13,941 total Depreciation and Amortization for the three month period ended September 30, 2006 equaled $10,319.

The Company recognized interest income during the three month period ended September 30, 2007 in the amount of $1,550 for an increase of $1,550 compared to the $0 recognized for the three month period ended September 30, 2006. This interest income was produced by interest earned on new investment funds placed in a money market account. For the three month period ended September 30, 2007, the Company recognized $0 of interest expense for a decrease of $7,783 as compared to $7,783 for the three month period ended September 30, 2006. This interest expense was related to the Discount on Notes Payable. The balance of this Discount was recognized in 2006.

For the nine month period ended September 30, 2007, compared to the nine month period ended September 30, 2006

The Company recognized $292,625 in revenues from the sale/lease of its Med-eMonitor(TM) System for the nine month period ended September 30, 2007. This represents an increase of $249,903 over sales of $42,722 for the nine month period ended September 30, 2006.

Selling, general and administrative expenses (including all Selling, Marketing, and General/Administrative compensation) for the nine month period ended September 30, 2007 of $3,724,185 include a Black-Sholes adjustment recognizing the 2007 Equity Incentive Plan in the amount of $1,796,083, along with the current vesting of previously awarded options of $131,586. For the nine month period ended September 30, 2006, a total of $545,349 of vesting of previously awarded options was reported. Without the above noted adjustments the Selling, General and Administrative expenses total $1,796,516, for an increase of $405,220 compared to $1,391,296 for the nine months ended September 30, 2006. The increase is primarily the result of increased Public and Investor Relations efforts, along with staffing changes related to the retail sales efforts.

Product development expenses (including all Product Development compensation, previously referred to as Research and Development) for the nine month period ended September 30, 2007 of $312,271 decreased by $71 compared to $312,342 for the nine month period ended September 30, 2006. This decrease reflects development costs related to the design and programming of the Med-eMonitor/Med-eXpert system.

Depreciation and Amortization expense for the nine month period ended September 30, 2007 of $34,187 decreased by $118,327 compared to $152,514 for the nine month period ended September 30, 2006. This decrease is principally related to the full Amortization of Deferred Loan Costs associated with previous debt. Note, the Depreciation only portion of the $152,514 total Depreciation and Amortization for the nine month period ended September 30, 2006 equaled $34,101.

The Company recognized interest income during the nine month period ended September 30, 2007 in the amount of $3,380 for an increase of $3,378 compared to the $2 recognized for the nine month period ended September 30, 2006. This interest income was produced by interest earned on new investment funds placed in a money market account. For the nine month period ended September 30, 2007, the Company recognized $55 of interest expense for a decrease of $215,256 as compared to $215,311 for the nine month period ended September 30, 2006. This interest expense was related to the Discount on Notes Payable. The balance of this Discount was recognized in 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended September 30, 2007, the Company did not have an operating line of credit from a financial institution and consequently has relied on equity financing from investors to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $391,937 at September 30, 2007, as compared with $12,920 at September 30, 2006. In addition, as of September 30, 2007, the Company had accounts receivable equaling $94,705 or an increase of $50,628 over the $44,077 accounts receivable recorded as of September 30, 2006.

At September 30, 2007 the Company had $349,023 in uncontested trade debt and accrued expenses, and $147,777 of contested trade debt, as more fully discussed in Part II, Item 1 - Legal Proceedings (see page 26 of this report).

As more fully described in the Financial Statements for the nine month period ended September 30, 2007, we have raised the following gross cash amounts from outside sources since January 1, 2007:

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

The Company closed this offering on August 24th, following the full subscription of the $950,000 offering.

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

The Company had a working capital surplus of $221,969 at September 30, 2007, which produced a current ratio of 1.4 to 1.0. At September 30, 2006, the Company had a working capital deficit of $129,569 and the current ratio was 0.8 to 1.0.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexityor risk. We plan to invest any excess cash in investment grade interest bearing securities.

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

In Phase I, we have established and expanded upon its Pioneer Patent Portfolio to protect the substantial investment involved inlaunching the Med-eMonitor System.

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

In Phase IV, we increased our visibility to customer prospects without building a large infrastructure, by establishing strategic alliances to penetrate the disease management markets. We also increased our visibility through positioning our CEO as anational expert in the field of medication adherence, by his being appointed to Chair a prestigious Medical Board, being personally invited by hosts of prestigious seminars to network with CEOs of prospective customers, and by public speaking including symposia presentations and print, radio, and televised interviews.

In Phase V, we improved the Company's ability to make direct sales into the disease management and managed care markets, through hiring top performing sale speople experienced in these markets

In Phase VI, we expect to achieve significant revenue recognition and have begun achieving revenues with nationally recognized customers, including current programs with ADT (a Medicare Program in Tennessee), the University of Pennsylvania (two program), the University of California San Francisco (a HIV Program), the University of Texas Health Science Center at San Antonio (treatment of Schizophrenia), and Enhanced Care Solutions (assisted living applications).

In Phase VII, we advanced our awareness program to improve the visibility of the Company and its Med-eMonitor/Med-eXpert system to both the general public, and within our industry, In connection with this effort, we have also initiated efforts to make the Company's products available on a both a retail and E-Store basis. On July 24th and July 31st, the Company announced new retail agreements with the Southern Pharmacy Cooperative and Rodman's Pharmacies (of Washington, DC), respectively. In addition, to these initiatives, the Company, the Company has gained the following results from its awareness program:

•	Our CEO was selected by PharmaVOICE magazine as one of the top 100 most inspirational and influential people in the life sciences industry.
•	Live cable broadcasts on the Med-eMonitor have been broadcast on Fox News Live.
•	TV segments on the Med-eMonitor have appeared on several TV stations,
•	Numerous print articles have appeared in newspapers, and
•	The Med-eMonitor has been included in Popular Science's list of must have technologies.

SUBSEQUENT EVENTS

On October 18th and October 23rd, the Company announced retail agreements with Eaton’s Apothecary of Greater Boston and American Pharmacies of Texas to market the Company's Med-eMonitor through their pharmacists. This effort will initially begin with selected individual pharmacies within the groups, to assure a smooth delivery and implementation process, prior to the roll-out on an expanded basis.

The Company also recently upgraded its website, to better serve both the professional and retail segments of its market. In conjunction with the E-store, merchant account, and call center capabilities, the Company can support orders placed through its pharmacy relationships and other sources of referral.

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

A material weakness in the Company's internal controls exists in that there is limited segregation of duties amongst theCompany's employees with respect to the Company's preparation and review of the Company's financial statements. This material weakness is a result of the Company's limited number of employees. This material weakness may affect management's ability toeffectively review and analyze elements of the financial statement closing process and prepare financial statements in accordancewith U.S.GAAP.

Subsequent to the notification from our independent registered public accounting firm, our chief executive officer evaluated our internal controls and concurred that our disclosure controls and procedures have not been effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employsufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures or by our independent registered public accounting firm that would have a material effect on our Financial Statements.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented bythe individual acts of some persons, by collusion of two or more people or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; overtime, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error orfraud may occur and may not be detected.

PART II – OTHER INFORMATION

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

The Company previously advised two former service providers that their billings (amounting to an aggregate of $147,777) are contested. The Company also notified these firms that the Company would seek not only forgiveness of the billings, but also a yet to be determined monetary recovery.

Following our notice on February 1, 2007 Wolfe Axelrod Weinberger Associates, LLC (“WAW”, Plaintiff), one of the service providers, initiated a Complaint against the Company. The amount of the contested billing with WAW equals $42,791.74.

This Complaint was filed in the Supreme Court of New York located in the County of New York. In the Complaint, the plaintiff has set forth four Causes of Action. These causes of Action include the recovery of the billed amount, a claim for an automatic renewal of their agreement, a claim for a finder's fee in our December 5, 2005 financing, and finally a claim for compensation for the efforts allegedly extended by the firm in assisting the Company secure financing.

The Company has retained a New York law firm to represent its interests and counter-complaint was filed on this matter. On August 8, 2007, the Company provided answers to Interrogatories and provided materials requested in the list of Document Requests.

On November 1, 2007, the Company and Wolfe Axelrod Weinberger Associates, LLC settled all claims in this complaint. Under the terms of the settlement, the Company issued an initial payment in the amount of $30,000 to WAW, with three subsequent payments of $10,000 due on January 1, 2008, February 1, 2008, and March 1, 2008.

Item - 2 CHANGES IN SECURITIES

None.

Item - 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item - 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item - 5 OTHER MATTERS

None.

ITEM - 6 EXHIBITS

Set forth below is a list of the Exhibits to this Quarterly Report for the nine months ended September 30, 2007:

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

Dated: November 15, 2007	InforMedix Holdings, Inc.

	By:	/s/ Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer
(Principal executive officer)

	By:	/s/ Harry M. Stokes
Harry M. Stokes, Chief Financial Officer
(Principal financial officer)

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Six Month and Three Month Periods Ended September 30, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002.