Form 10KSB
period 2007-12-31
INFORMEDIX HOLDINGS INC
filed 2008-04-08
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The issuer's revenues for the fiscal year ended December 31, 2007 were $305,028.84

The aggregate market value of the issuer's common stock held by non-affiliates as of March 31, 2008 was approximately $11,927,356. On such date, the closing price for the issuer's common stock, as quoted on the OTC Bulletin Board, was $0.10 per share.

The issuer had 119,273,556 shares of common stock outstanding as of March 31, 2008.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

InforMedix Holdings, Inc.
SEC Form 10-KSB - For the fiscal year ended December 31, 2007

PART II

Item 5:	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Repurchases of Equity Securities	24
Item 6:	Management Discussion and Analysis	25
	Results of Operations	27
	Liquidity and Capital Resources	28
	Implementation of Business Plan	30
Item 7:	Financial Statements	33

ii

Item 8:	Changes in and Disagreements with Accountants	33
Item 8A(T):	Controls and Procedures	34
Item 8B:	Other Information	35

PART III

Item 9:	Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance, Compliance and Section 16(a) of the Exchange Act	36
	Executive Officers	36
	Significant Consultants	37

	Board of Directors	38
	Audit Committee	40
	Code of Ethics	42
Item 10:	Executive Compensation	43
	Employment Agreements	44
	Director Compensation
Item 11:	Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters	45
Item 12:	Certain Relationships and Related Transactions & Director Independence	46
Item 13:	Exhibits and Reports on Form 8-K	47
Item 14:	Principal Accountants Fees and Services	47

PART IV

Financial Information and Index		48

Reports of Independent Registered Public Accounting Firm		49

Consolidated Balance Sheets as of December 31, 2007 and 2006		51

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006		52

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2007 and 2006		53

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006		54

Notes to Consolidated Financial Statements		55

SIGNATURES		70

EXHIBIT INDEX		72
CERTIFICATIONS
STATEMENT PURSUANT TO 18 U.S.C. SECTION 1250, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

iii

INTRODUCTORY COMMENTS

Use of Names

Throughout this report, the terms “InforMedix”, "we," "us," "our" and "the company" refer to InforMedix Holdings, Inc. and, unless the context indicates otherwise, includes InforMedix's wholly-owned subsidiary, InforMedix, Inc.

Cautionary Notes Regarding Forward-Looking Statements

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

PART I

ITEM 1 -
DESCRIPTION OF BUSINESS

OVERVIEW

InforMedix Holdings, Inc. (“InforMedix”) has developed, patented and integrated the Med-eXpertTM System (“Med-eXpert”), an integrated Internet-based communication system, which provides data analytics, and a dynamic database software platform to monitor patient medication adherence and health status.

InforMedix holds a robust series of pioneering art patents (15 issued and 14 pending) in the two-way interactive communication market space to prompt, monitor and report patient medication adherence and health status. The system(s) are HIPAA compliant. At the present time, InforMedix has adapted these patents to analyze patient data, and links patients to staffed monitoring centers, loved ones, and pharmacists enabling caregivers to monitor patients’ medication adherence and health status in real-time.

We believe that through the use of the Med-eXpert System, we can successfully cause significant savings to the healthcare industry, while also providing patients’ with a greater sense of independence, loved ones and caregivers gaining the real-time sense that their loved ones/patients are monitored and following their prescribed medication regimens.

The Med-eXpert currently has two product lines in the medication adherence space which utilize the Med-eXpert. These product lines are:
1.
The Med-eMonitor TM (“Med-eMonitor”) a portable, interactive, “smart pillbox”, which stores and /or manages up to 25 medications, while tracking patients’ adherence to their medications and care plans, and

2.
The Med-ePhoneTM (“Med-ePhone”) – in development and testing – which prompts, monitors and records medication adherence and health status assessment delivered to patients over mobile phones and landlines using Interactive Voice Response Systems (“IVRS”).

The Med-eXpert system is a combined medication and care plan adherence solution used to monitor high-risk and high cost patients. More specifically, the Med-eXpert System is designed to be used with patients being treated for heart disease, stroke prevention, heart failure, diabetics with high blood pressure, HIV/AIDS, solid organ transplantation, chronic obstructive pulmonary disease, Alzheimer’s disease, schizophrenia, and bipolar disease. The Med-eMonitor System programs two types of portable patient interface appliances (Med-emonitor and Med-ePhone) and provides a data upload and download capability between the appliances and the Med-eXpert database . Using the Med-eXpert System, the Med-eMonitor and ,Med-ePhone applicances are programmed remotely via the Internet, and patient medication adherence, health status, quality of life and physiologic data are accessible via a secure website Below is a high level overview of how Med-dXpert, Med-eMonitor and Med-ePhone work together.

We have built a sales pipeline in the medication adherence market and have entered into definitive agreements for orders from customers. InforMedix has also recently signed cooperative agreements that include almost 600 pharmacies nationwide. We have entered into contracts with the University of Pennsylvania (two separate agreements addressing stroke prevention funded by the Aetna Foundation, diabetics with high blood pressure), the University of Texas - HSCSA (Schizophrenia), ADT WellHealth (division of ADT Security Services - a division of Tyco) and XLHealth (a Goldman Sachs-backed disease management organization) in a Medicare program in Tennessee, and the University of California, San Francisco in a NIH (National Institutes for Health) program directed at HIV/AIDS treatment.

History

In May 2003, our predecessor company ( named Hunapu Inc.) merged with InforMedix Acquisition Corp. and changed its name to InforMedix Holdings, Inc., a Nevada corporation. InforMedix, Inc. was incorporated in Delaware in 1997 and became a wholly-owned subsidiary of InforMedix Acquisition Corp. in 2002. As a result of our merger with InforMedix Acquisition Corp in 2003, InforMedix, Inc. became our wholly-owned subsidiary.

Location and Contact Information

Our principal corporate offices are located at Georgetowne Office Park, 5880 Hubbard Drive, Rockville, Maryland 20852-4821. Our telephone number at this location is (301) 984-1566. Our corporate website is www.informedix.com.

Our Market and Opportunities

Over 50 million patients in the U.S. are chronically ill and treated with complex poly-pharmaceutical medication regimens, or “drug cocktails.” Market data indicates that poor medication adherence, or not taking the correct amount of prescribed medication at the proper time, is responsible for nearly $300.0 billion per year in unnecessary healthcare costs. There is strong evidence to support the conclusion that information technology can reduce the cost of disease management by increasing drug adherence. Through the use of information technology, including tele-monitoring, healthcare professionals can detect the early warning signs of non-adherence and improve medication adherence. It is estimated that the current market size for tele-monitoring of disease management is approximately $100.0 million and will grow to $2.0 - $5.0 billion over the next five years (Parks Associates and Forrester Research, respectively). This market is expected to grow as technology is adopted and baby boomers age reaching an estimated market size of $34.0 billion by 2015 (Forrester Research).

We have developed and patented the Med-eMonitor system, a portable interactive patient monitoring “smart pillbox,” to enable senior citizens and their adult children, insurance companies, disease management organizations, pharmaceutical and biomedical companies, medical researchers and physicians to efficiently monitor and manage patients’ adherence to their medications and care plans to improve health, reduce costs, and provide peace-of-mind and increased patient independence. Our Med-eMonitor system is a combined medication adherence and electronic-diary solution used to monitor high-risk and high cost patients.

The Med-eMonitor system prompts patients to take medication, contains the medication and automatically tracks patient adherence, eliminating the need for hand written diaries. The Med-eMonitor system holds up to five different medications in its storage compartments, which are sensored allowing the medicines to be time and date stamped when accessed. Twenty additional medications, outside of the device, can be managed via a “Virtual Compartment” feature, including patches, injectables, refrigerants, liquids, and other medications. Med-eMonitor also prompts important patient self-check behaviors to improve health, educates about the medications and how to better manage their health condition, provides reminders for medical and laboratory testing and clinic visits, and assesses health status, quality-of-life, and physiologic measures such as weight, blood pressure and glucose.

All patient interactions with the device are automatically recorded and all of this data is available real time via a secure Internet site to physicians, clinical teams, family members and care managers to analyze the patient’s status, progress and adherence level. The data can also be used to assess the patient’s risk status to provide early warning signs that trigger interventions. The Med-eMonitor system provides secure access through a role-based navigation system that permits users access with read and/or write privileges based on their security credentials on the Med-eMonitor system. All transmitted data is encrypted. The Med-eMonitor system is built to be both HIPAA and 21 CFR Part 11 compliant.

In late 2007, we announced that we are planning to introduce a new device, the Med-ePhone product, to provide a simple, inexpensive method for reminding users to take their medications regularly, and that the device will record and monitor patient medication adherence and health status over mobile phones and landlines. Med-ePhone is currently under development and being tested. Upon successful completion of testing, we expect to introduce it to the consumer market through pharmacies, our consumer e-store, and additional channels in 2008.

Our Strategy

Our objective is to successfully expand the marketing and leasing of the Med-eMonitor and Med-ePhone Systems and initial revenues recognized thereby and achieve profitability. Key elements of our strategy include:

•
scientifically establishing that the Med-eMonitor system improves patient medication and care plan adherence, using independent third party academic medical center trials, peer reviewed medical journal articles, presentations at national and international scientific symposia, and receive recognition for technologic excellence,

•
increase our visibility to third-party payor and consumer customer prospects without building a large infrastructure, by establishing strategic alliances to penetrate management organizations, major insurers and self-insured organizations, strategic channel and retail partners. Also increase visibility through positioning our chief executive officer as a national expert in the field of medication adherence,

•
develop domestic channel partnerships initially with independent pharmacy cooperatives and retail chain drug stores, followed by channel partnerships with national pharmacy store organizations, and entry into Canadian pharmacy chains,

•	improve our ability to make direct sales into the disease management and managed care markets through hiring top performing sales people experienced in these markets,

•	brand the Med-eMonitor and Med-ePhone Systems as products disease management companies can trust to safely and effectively monitor their patients’ medication and medical treatment adherence,

•	expand relationships with existing and adding new call centers to provide installation, set-up and call monitoring services, and

•
advance our corporate public relations awareness program to improve our Company’s visibility and the visibility of our Med-eMonitor and Med-ePhone Systems to both the general public, and within our industry. In connection with this effort, we have initiated efforts to make our product available on both a retail and e-store basis.

Scientific Validation

Throughout InforMedix’ history, the Company has placed an emphasis on scientifically validating the results associated with the use of the Med-eMonitor system. These efforts to validate the use of the Med-eMonitor System have principally involved government funded demonstration and research programs, along with independent citations in medical journals and publications.

The research programs have spanned a variety of disease states including Schizophrenia, Diabetes, various forms of Heart Disease, stroke-prevention and HIV. Findings to date generally indicate increased levels of medication adherence in the 90%+ range, when adherence levels without the use of the Med-eMonitor typically range from 38% to 50%.

Examples of our validation programs include:

Schizophrenia:

University of Texas Health Science Center, San Antonio (Funded by NIMH Grant)
•	Results: Demonstrated “Improved Medication adherence from a baseline of 52% (prior to using device) to over 94% (after 3-months usage)”
•	Publications and Presentations:
•	“The Med-eMonitor™ for improving adherence to oral medication in schizophrenia”, Bendle S, Velligan DI, et.al: Schizophrenia Bulletin, 31(2): 519, 2005
•	International Congress of Schizophrenia Research 2005
•	“Intervention to Improve Adherence to Anti-psychotic Medication”, Velligan, DI, Weiden, PJ: Psychiatric Times, August 2006, Vol XXIII, No. 9
•	The Clinical Handbook of Schizophrenia - (In Press)
•	This initial program has been expanded to a $2 million multi-site, multi-year program funded by the NIMH based upon the earlier positive results

The Baltimore Veteran’s Administration Hospital  (Funded by STTR Grant under SBIR Program)
•
Results: Demonstrated that “The Med-eMonitor System provided for compliance enhancement with medications and protocols, ease of central evaluation by treating professionals, additional education, and reduced on-site evaluation in chronic schizophrenics.”

•
Publications: “Feasibility of Using the Med-eMonitor System in Monitoring and Enhancing Research Protocol Compliance and Health Status in Schizophrenia,” Ruskin, PE, Van Der Wende, J, et.al.: Drug Information Journal, 37 (281-289), 2003

Heart Disease… and Heart Failure, High Blood Pressure:

Wayne State University Research Team at the Detroit VA Hospital (Funded by NIH Grant)
Initial Findings -
•
Results: Indicated that “Patients in the compliance device group had a 94% medication compliance rate, and a 96% compliance rate with entering daily weight and blood pressure data into the device. QOL improved significantly from baseline to 3-months follow-up (ANOVA, p=0.006)”

•	Publications: “Pilot Study of a Web-Based Compliance Monitoring Device For Patients with Congestive Heart Failure,” Artinian,N, Harden,J,et.al., Heart & Lung, 2003: 32, 226-233
Additional Findings -
•
Results: “Quality of life improved significantly from baseline to 3-month follow-up (ANOVA, P = .006…improved BP, weight, shortness of breath, medication dosing, self-care behaviors, fewer hospitalizations, and fewer emergency department visits).”

•	Publication: “Telehealth as a Tool for Enhancing Care for Patients with Cardiovascular Disease” Artinian, N, Journal of Cardiovascular Nursing, Vol. 22, No.1, pp 25-31, 2007

Heart Disease … and Diabetes

St. Vincent Healthcare System, Billings Montana (Funded by Center for Healthy Aging Program, Federally Funded)
•	Results: “Average medication adherence rates increased from a baseline of 40% to over 92%, HbA1c levels dropped an average of 18.7% after 3 months patient use (p<.002)”
•	Presentations (3) (4) “Remote Monitoring and Management of Rural Diabetic Patients Using a Web-based Medication Adherence/ePRO Monitoring Device” Farberow, B, Disease Management Congress, 2005

Heart Disease … and Diabetes, High Blood Pressure

Medicare Health Support Program in Tennessee (Funded by CMS)
•	XLHealth is the chronic disease management company providing the program.
•	InforMedix introduced XLHealth to ADT WellHealth, a partner of InforMedix.
•	InforMedix and ADT have enabled the linkage and technology integration of the Med-eMonitor System to the ADT call centers
•	InforMedix technology is linked to ADT WellHealth call center and is working very successfully
•	Initial enrollment going well and initial beneficiary responses are favorable
•
100% Patient acceptance; 100% Patient found Med-eMonitor helpful to following medication protocols; 100% found Med-eMonitor easy to use, willing to recommend to others, and helpful in maintaining health condition.

Heart Disease … and Diabetes, High Blood Pressure, High Cholesterol

University of Pennsylvania, Med-eMonitor System to High-Risk Diabetes Patients (Self-Insured University that receives significant federal funding)

•	Patient adherence rates were improved
•	Patients were highly satisfied with the operation and use of the program

Heart Disease ... and Atrial Fibulation (Abnormal Heart Rhythm)

University of Pennsylvania Specialty Coagulation Clinic - Stroke Prevention Program (initially funded by Commonwealth of Pennsylvania)
•	Successful Phase I program that significantly improved patient adherence to Coumadin (Warfarin) an anticoagulant,
•	The Aetna Foundation has funded a significant expansion of this program, and
•	Average compliance in initial program of 89%, with 95% of patients achieving 80% adherence or better

HIV

University of California, San Francisco HIV Program (Funded by STTR Grant SBIR)
•	Successful Phase I program successful, planning submission of Phase II application,
•	Results indicated an 89.5% medication adherence rate, and
•	The tested population involved many patients who had serious mental illness and drug abuse, and were comprised of urban poor who were near-homeless.

In addition to the above listed programs, which validate the benefits associated with use of the Med-eMonitor, InforMedix has also been cited in numerous publications and reports. One example of these publications is “Practicing Medicine in the 21st Century”, Chapter 13 – Dealing or Succeeding with Disease Management, page 218 by Dr. Harry Leider (CMO of XLHealth) and reviewed by Dr. David Nash (Chair of Disease Management at Jefferson Medical Center, Philadelphia): 2006:

PRODUCT OVERVIEW - Med-eMonitor and Med-ePhone Systems

Our Med-eMonitor™ System is a combined medication adherence and electronic-diary solution. The Med-eMonitor appliance is a smart pillbox, which is non-threatening and easy to use. It has been successfully used by senior citizens with low educational levels, urban and rural poor people, confused patients suffering from schizophrenia drug abuse and other severe mental illnesses, and other patients facing significant educational and socioeconomic challenges The System comprises a portable patient interface unit and automated data upload and download capability using a cradle modem connected to a standard telephone line. The unit is programmed remotely via the Internet, and patient medication adherence, health status, quality of life and physiologic data are accessible via a secure Internet site. The System provides secure access through a role-based navigation system that permits users access with read and/or write privileges based on their security credentials on the System. All transmitted data is encrypted. The System is built to be both HIPAA and 21 CFR Part 11 compliant.

The Med-eMonitor System was specifically designed for the disease management and consumer home care markets. In a variety of patient populations, independent third party academic centers have documented repeated medication and care plan adherence rates averaging 90% or better.

The Med-eMonitor System prompts patients to take medication and enter health status information, contains the medication and automatically tracks patient adherence and health status. . This fully integrated system conveniently combines these features with an easy-to-read display screen. It holds up to five different medications in its storage compartments, which are sensored allowing the medicines to be time and date stamped when accessed. Additional medications, outside of the device, can be managed via a “Virtual Compartment” feature. The Med-eMonitor can manage up to 20 additional medications, including patches, injectables, refrigerants, liquids, and other medications.

Patients are directed to take specific medications when the unit sounds a musical chime (numerous optional chimes are available for selection) and to eliminate any confusion, the LCD screen points to the appropriate compartment. Once the compartment is opened to take the pill, a variety of information may be displayed on the LCD screen, depending upon the information established by the physician through the care plan protocol. This information could include a description of the pills to enable the patient to visually verify they are taking the right medication, or it could inform the patient about dosage and how the medication treats their condition.

The unit prompts the patient to enter information about their response to the medication(s) in an intuitive manner by responding to a series of fully customized questions determined by the sponsor or physician, including branching logic capabilities to assess different aspects of the patient’s health condition depending upon how they answer the initial questions. Data entry is performed via over-sized soft keys. A series of queries may follow at any pre-selected interval following the taking of the medication, requesting facts about the occurrence of possible adverse events, or relevant physiologic measures. The patient may be prompted to assess how they are feeling or doing at a given time during that specific day. Data may be input via full-scale visual analogue scales that enable easy entry of numeric values such as glucose levels, daily weights, and systolic and diastolic blood pressure values. Using this scale, the patient dose-response data can be recorded at multiple times throughout the day, to measure parameters such as time to onset of action, duration of action, degree of symptom relief and/or physiologic response, and onset/duration of side effects. Predetermined triggers based on specific answers may alert the patient to perform a self-care behavior (e.g. entering a low glucose level might prompt them to drink fruit juice or take a glucose pill); or to call a caregiver (e.g. a weight gain of four pounds or more may trigger a behavioral prompt to call the doctor immediately).

All patient interactions with the unit are automatically recorded. This includes the patient changing the settings such as the muting of the chimes or adjusting the contrast of the display screen. All of this data is available to physicians, clinical teams, and care managers in real time via a secure Internet site to analyze the patient’s status, progress and adherence level. The data can also be used to assess the patient’s health risk status to provide early warning signs that trigger interventions.

One or more times each day the patient is prompted to place the portable unit in its data exchange cradle (normally in the evening), and the patient’s data from that day is automatically transferred from the patient’s unit to the database via secure communication over a non-dedicated telephone line. If the patient cannot access a phone line, the unit can retain patient data indefinitely in non-volatile “flash” memory, and then upload the data the next time the unit is placed in its cradle. The patient’s regimen can be remotely re-programmed in the database, and downloaded to the unit when it is communicating with the database, facilitating up to daily changes in the patients regimen based upon analysis of the patient data. The database provides standard “risk-stratified” summary reports, and detailed reports of all patient event data. It will also trigger urgent outbound e-mails, SMS text messages, and/or faxes to caregivers should the patient data fall outside of pre-determined acceptable limits. The database is hosted in a secure facility, and can export data in XML or ASCII formats, and is SOAP compatible. It provides an audit trail of any changes made to the patient regimen or to patient data. It is written in Microsoft.Net for SQL. The Med-eMonitor System is protected by numerous domestic and international issued and pending patents.

The Med-ePhone Interactive Voice Response System delivers the following features:
•	Inexpensive method to remind participants to take their medications and record/monitor adherence over standard mobile phones, PDA/cellphones and landlines
•	Prompt/record answers to simple health status queries
•	Branching logic allows a participant to identify reasons that they do not take their medications
•	Simple web enrollment provides adherence data via Med-eXpert - sends e-mails and text messages if meds missed or health declines
•	Med-eXpert also provides detailed reports via the Web

INFORMATION MANAGEMENT

The Med-eMonitor system combined with our Med-eXpert TM database and patient enrollment system provides medical and research personnel with extensive real-time information, a variety of Web-enabled reports, data analytics, and trend analyses with respect to patient adherence and medication response, and health status monitoring, all of which is customized to the individual patient care plan or trial protocol specifications. The Med-eXpert™ database and patient enrollment system communicates with Med-eMonitor and Med-ePhone units and provides a wide range of patient-monitoring features available via the Web, including:
•	capturing and managing automated medication adherence (date and time-stamped);
•	remote monitoring of patients’ responses to drug and dosage regimens;
•	remote monitoring of patients’ physiologic and quality of life information;
•	the ability to analyze data from multiple patients during clinical programs or trials;
•	the ability to implement care plan and protocol changes and enhancements instantly;
•	aggregated data collection to provide real-time trend analysis during trials, and
•	outbound e-mail, SMS and fax messages sent automatically to case managers and clinical research coordinators when certain patient-reported data is “out of bounds.”

VALUE PROPOSITIONS

We believe that the Med-eMonitor ’ System provides significant value to caretakers and disease managers, due to the healthcare cost savings and improved quality of care resulting from improved medication adherence. This value is added in five critical areas:

•	Early identification and intervention of medication and care plan non adherence and physiological issues with high-risk patients,
•	Consistent improvement in medication adherence,

•	Reduced hospitalization and outpatient expenditures,
•	Improved quality of life,
•	Improved medical decision making, through providing medication-specific adherence information for each patient, and
•	Acceptance by patients using the appliance.

We believe that the Med-eMonitor and Med-ePhone Systems provide the following benefits to patients and their loved ones:
Comfort	Supporting loved ones in taking the right medication, the right dose, and the right way at the right time
Security	Be notified within minutes if a loved one misses a medication or is feeling poorly
Improved Lifestyle	Know if there is a need to stop by or call based on real-time information
Peace of Mind	Providing loved ones with the very best solution to help them take their medications properly

TARGET MARKETS

We believe that the following statistics demonstrate the large market opportunity for the Med-eMonitor TM System:
•	One in six Americans (50 million people), take three or more medications per day,
•	Non-institutional Medicare patients spent approximately 22% of their income on health care in 2003,
•	Baby boomers currently comprise 29% of the US population,
•	Medication non-adherence costs the U.S. economy $300 billion annually,
•	There are over 40 million chronic care patients in the United States, and
•	The expected market for home health care monitoring technologies is projected to reach $35 billion by 2015
•	Unnecessary hospitalizations resulting from medication non-adherence amounts to $100 billion annually in the United States alone, and that
•	Failure to take medications as prescribed causes:
•	10% of total hospital admissions,
•	33% of Chronic Heart Failure (“CHF”) hospital admissions,
•	75% of Schizophrenia admissions,
•	22% of nursing home admissions, and
•	$300 billion annually in unnecessary healthcare costs.

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

Over 50,000,000 patients in the United States are chronically ill and treated with complex poly-pharmaceutical medication regimens. Their conditions include congestive heart failure (CHF), hypertension, diabetes, asthma, schizophrenia, bipolar disorder, depression, hyperlipidemia, chronic obstructive pulmonary disease, coronary artery disease, HIV/AIDS, transplant, and others. These patients utilize a disproportionate amount of healthcare resources, and may individually cost the system $50,000 to $75,000 per year or more. Major costs relate to medication non-adherence resulting in unnecessary emergency room and hospital visits. It is estimated that over 50% of chronically ill patients are non-adherent and 33% of all CHF hospital admissions (the major hospital cost under Medicare) results from patients not properly adhering to their medication regimens. Increasingly these patients are being case managed by nurse specialists operating out of call centers. Payors provide a monthly per patient fee for case management. The use of remote telemonitoring technologies, such as digital blood pressure cuffs and scales demonstrates increasing adoption rates, with price points ranging from $50 to $125 per patient per month depending upon the number of devices being used, and the length of the monitoring period commitment.

MARKET SIZE

It is estimated that the current market size for remote telemonitoring of disease management is approximately $100 million and will grow to $2 - $5 billion over the next three years. This market is expected to grow as technology is adopted and baby boomers age. We expect baby boomers will prefer home monitoring to entering assisted living and nursing homes. Significant cost savings and quality-of-life improvements have been demonstrated in the research literature related to the deployment of home tele-monitoring systems. Generic and specialty disease management companies have been developed to address these market and demographic opportunities, and they seek early warning mechanisms to head off expensive emergency room and hospital costs, while simultaneously enabling nurse case managers to manage more patients using real-time remote patient data captured.

We estimate that there are over 50 million patients in the United States that suffer from complex chronic illnesses treated with “drug cocktails.” If chronic care improvement technologies were deemed appropriate for 25% of these patients, and the average cost for this service was $50 per month, the total market for chronic care improvement technologies in the US would be $7.5 billion annually.

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

Electronic pill bottle caps , with some linked to cell phone cards for dial-out - these technologies are geared to monitor single medications and do not yet have the remote programming functionality

Home based medication dispenser - these devices hold and lock-up a patient’s medications and then dispense them into a cup or down a chute at a predefined time of the day. These devices are large and not portable. They require sophisticated and careful loading of the medications. They also run on AC power which has caused numerous problems during power outages around the country. If these units lose power, they may lose their programming requiring that a care giver come to the patient’s home to re-set the device.

Mobile phone and pager systems - These solutions utilize a patient’s current mobile phone or pager to deliver reminders to take medications. They are generally not able to record if the patient took their medications and are limited in the amount of information that can be delivered. They are, however, simple to implement on a large scale.

The Med-ePhone, which InforMedix is currently developing and testing, will benefit from the use of the Med-eXpert System and will offer enhanced benefits not currently offered by our competition given the two way real-time transfer of data, combined with the ability to analyze the data received, report it over the Web, and immediately notify friends, loved ones, pharmacists, and other caregivers when a medication or physical condition is slipping.

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

MARKETING STRATEGY

Third party payors, self-insured corporations, disease management organization, and Medicare are all seeking novel methods to reduce the staggering and growing costs of caring for complex, chronically ill patients. We believe that there will be wide appeal for a true plug and play technology platform that would combine medication adherence monitoring, electronic patient diary data, and physiologic data at a reasonable monthly cost. The company that provides this platform combined with Web-enabled monitoring should have significant first mover advantage. InforMedix believes that the Med-eMonitor, Med-ePhone and Med-eXpert Systems provide this solution.

The targets for our marketing efforts are those entities at risk for the healthcare dollar. Since improved medication adherence reduces hospitalizations, ER visits and other costly complications, we believe that the groups willing to pay for the Med-eMonitor and Med-ePhone Systems will be those that save money when the above cost savings are realized.

In addition to the above main market there is a market with the pharmaceutical industry outside of the clinical trials market. It is estimated that pharmaceutical companies in the US lose approximately $30 billion in annual revenue because patients do not take the medications they are prescribed. By implementing the Med-ePhone System with patients, we believe patients will take more medications and the pharmaceutical company will sell more pills. Some of our resources will continue to be focused on a plan to combine the financial backing of pharmaceutical companies with the implementation resources of a health plan or specialty Pharmacy Company to execute a comprehensive medication adherence program to improve medication compliance and persistence to drive increased top-line and bottom line revenues for pharmaceutical companies.

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
•
Consumer self-pay through “Specially Selected” Pharmacies– Entrepreneurial pharmacies that will market to adult children who wish to ensure that their loved ones are properly taking their medications, and will be alerted if medications are missed or health is declining, to provide peace-of-mind.

•	Pharmaceutical Companies

Positioning: The Medication Adherence Solution -
We believe that the Med-eMonitor and Med-ePhone Systems are the best available solution to improve patient adherence to their prescribed medication regimen. Med-eMonitor provides combination of the following functions and features:
•	physically organizing and monitoring the taking of medications,
•	electronic prompts and reminders on when to take medications,
•	medication-specific education about the medication and why they are taking it and how they should take it right when they open their medication compartment
•	Daily monitoring of medication adherence with risk stratified reporting to care givers for proactive intervention
•	All combined with e-dairy functionality for patient reported outcomes including Quality of Life and early risk identification

Med-ePhone provides the following functions and features:
•	Inexpensive method to remind participants to take their medications and record/monitor adherence over standard mobile phones, PDA/cell phones and landlines
•	Prompt/record answers to simple health status queries
•	Branching logic allows a participant to identify reasons that they do not take their medications
•	Simple web enrollment provides adherence data via Med-eXpert – sends e-mails and text messages if meds missed or health declines
•	Med-eXpert also provides detailed reports via the Web

Tactical Execution -
The main tactical element in this plan is the formation of channel partner relationships in the following channels:

•	Large Home Security Monitoring Companies (e.g. ADT, Honeywell, Monitronics, Brinks)
•	Independent Pharmacies, Pharmacy Cooperatives (e.g. Southern Pharmacy Cooperative, American Pharmacies), and National/Regional Chains (e.g. Eaton Apothecary)
•	Personal Emergency Response Companies (e.g. ADT, LifeLine, Tunstall)
•	Retail Marketing Companies (e.g. Creative Tecknology, Internet-based medication dispenser and homecare product sites, self-pay homecare companies, caregiver support companies)
•	Telecom Companies for Med-ePhone (e.g. ATT Wireless)
•	Companies focused on the burgeoning “Aging Gracefully in Place Market” that cater to senior citizens and their adult children

The internal sales team efforts will be supported by one or two key consultants that can facilitate the sales process with very large players in the above market customer segments

We currently market and sell and/or lease the Med-eMonitor and Med-ePhone Systems to pharmaceutical and biotechnology companies, home security companies, disease management organizations, health insurers, Federal Government Research Centers, Contract Research Organizations (CROs) and Site Management Organizations (SMOs). Key decision makers and influencers include senior management, clinical trials directors, and product managers responsible for the launch of a new product, marketing managers responsible for Phase IV and post-launch trials, and the eHealth / I.T. divisions of these organizations. We are also actively developing relationships with E-retailers and potentially retail pharmacies, retirement and assisted living community operators, as well as both managed care organizations and home care providers..

InforMedix also is in discussions to market and lease/sell a third-parity monitored medication adherence and health status monitoring solution (i.e. medically trained call center support to respond to alerts reported by the Med-eMonitor) through strategic alliances. InforMedix will market and sell these services through direct sales, commercial and government customer contacts, and through CXO-attended targeted trade show visibility.

We intend to leverage our extensive contacts in the industry to secure meetings and intial product implementations. We will also continue to use academic sites to test and prove our product’s capabilities, while further validating applications. We will seek opportunities within the academic sites to apply the Med-eMonitor system to numerous disease states, where the data gathered and trial methodology support the unique value we offer.

We have also setout to develop strategic alliances with companies with established distribution channels for products and services in either consumer/retail or disease management markets.

Public Relations/Investor Relations/Financings

In March 2007 the Company retained The Investor Relations Group (“IRG”), a well recognized public relations and investor relations firm to develop, orchestrate and implement a multi-faceted awareness program. In 2007 IRG launched a PR program to drive awareness of its InforMedix and its products. Results included newspaper and Internet-based articles in newspapers throughout the United States and international countries, live television news programs and talk shows geared to consumers and investors, the investment banking community, news organizations, free lance and beat writers, and the general public . Customer testimonials, scientific findings, executive hires, major product placements, new product announcements, and key strategic alliance announcements were highlighted. This relationship was discontinued in November of 2007.

On March 11, 2008 the Company announced that it had retained Murdock Capital Partners to provide professional advice, counsel, and assistance regarding financial matters, including the raising of additional capital, merger and acquisitions, exchange listings, Sarbanes Oxley requirements, investor relations, and any other related issues. Murdock specializes in micro cap entities, and is highly conversant and knowledgeable in the special needs and concerns of smaller capitalization companies, such as InforMedix. Murdock brings years of experience in assisting in the development of strategic business relationships. Murdock’s proven record of introducing companies to highly sophisticated, micro cap oriented investors was highly evident in our discussions and negotiations with Murdock’s management team. We believe that their ability to attract the attention of long term investors interested in our story will be of significant benefit to our current shareholder base.

Murdock Capital Partners is based in New York City, and is a private merchant banking firm providing corporate finance and financial advisory services. Murdock Capital acts as financial intermediary and principal for small and medium size companies and provides business counsel on a company's finances, including mergers and acquisitions, public and private financing, management buy-outs and corporate divestitures. Murdock Capital’s professionals create significant value for their client companies by acting in a multi faceted capacity as financial partners and strategic advisers. Preferable transactions are $3 million to $50 million; however situations that require up to $200 million for later stage companies are well within Murdock’s purview. Acting as principals and working with a substantial number of institutions, fund managers, venture capital firms and high net worth individuals, Murdock Capital arranges investments in small and medium size companies, to provide expansion and acquisition financing to facilitate the growth strategies of successful managers. For the past fifteen years, Murdock has remained committed to its objective of identifying, investing in and funding well managed companies that demonstrate the potential for substantial long-term growth. Our knowledge and experience in formulating corporate strategy including marketing, strategic alliances and business management greatly increases the probability of our clients’ success. For bridge, mezzanine, or other capital requirements, Murdock Capital accesses a variety of sources of capital and has successfully raised funds for a number of firms on specially structured terms, including PIPES, Private Placements, Secondary Offerings, Initial Public Offerings, management buyouts and private equity financings. Murdock Capital has developed a national and international network of investment and private banks, money managers, institutional investors, non-bank lenders and leveraged buyout groups. The Company believes that Murdock will provide it significant increased exposure to the financial community. Investor relations activities will be focused on distribution of press releases over the Dow Ticker, BusinessWire, and Information Week

Trade Events - The Company intends to secure high visibility booth space at key industry events, attended by CEO’s, COO’s, CMO’s, and other key decision makers.   In addition, the Company will try to identify event opportunities which offer a strong booth presence, speaking opportunities at event break-out sessions and panel discussions. Qualified lead generation will be the focus of trade event activities.

Product Collaterals - product sell sheets for stand alone and brochure insertion; and product demos to include the Med-eMonitor device, cradle and Med-eXpert Software; and an updated InforMedix website to effectively demonstrate the turnkey platform to potential customers. Links to each partners’ websites and to the Med-eMonitor demo will be created as well.

We expect that the theme of the Company’s PR, IR and future advertising and marketing materials will be to demonstrate how the Med-eMonitor and Med-ePhone Systems improve health outcomes, reduce costs, and allow people to “age gracefully while maintaining a sense of independence.”

In 2007 and 2008 public relations and investor relations activities resulted in the following increased visibility for the Company:

April 2007: Bruce A. Kehr, M.D. appears on live television - FOX National News - to discuss Med-eMonitor, Med-eXpert, and medication non-adherence in the U.S.

July 2007: Bruce A. Kehr, M.D. selected as one of the “100 most inspiring and influential leaders in the life sciences industry” by the readers and editors of PharmaVOICE

July 2007: Med-eMonitor selected by Popular Science as one of the “must have” products for 2007; then features it on television where it is mentioned as the “must have” product

August 2007: Prevention Magazine (circulation 11,000,000) features Med-eMonitor

September 2007: Aetna funds expansion of successful stroke prevention program using Med-eMonitor at University of Pennsylvania - represents fourth order by University of Pennsylvania Health System

November 2007: Med-eMonitor Honored by Consumer Electronics Association as one of four international Innovations 2008 Design and Engineering Awards in the Healthcare category

January 2008: Creative Tecknology to market and sell Med-eMonitor System in Canada

January/February 2008: InforMedix launches pull-through marketing and sales activities at Eaton Apothecary, Southern Pharmacy Cooperative, American Pharmacies

March 2008: InforMedix retains Murdock Capital Partners

March 2008: USA Today features article on Med-eMonitor “Smart Pillbox”

SALES PLAN

InforMedix primarily leases and promotes sales of its Med-eMonitor System directly to target accounts, and indirectly through established distribution channels of additional Strategic Alliance partners (“Channel Partners”. The Company intends to utilize its extensive contacts, along with the significant industry information, which is readily available through published industry reports. The Company also intends to leverage its extensive contacts in the industry to secure meetings and initial product implementations.

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

With the recent addition of Bruce Kneeland as part-time Vice President, Pharmacy Sales, the Company believes it has added a key asset with Mr. Kneeland to achieving its pharmacy sales goals. We expect that Mr. Kneeland will provide a complementary match to Randy Dulin, who continues as Senior Vice President Operations and Direct Sales.

Direct Sales

The Company intends to leverage its opportunity through accessing pharmaceutical and medical products and disease management relationships developed over the recent years.

In addition, during the year ended December 31, 2007, the Company launched an initiative involving the development of a Pharmacy network program to reach individual consumers. The Company’s research into this type of product outlet, indicated that pharmacies have realized declines in revenues from prescriptions, which is related to poor medication adherence, and the availability of generic options. Further declines were recognized in the associated levels of floor traffic in stores, which has compounded the recognized declines in overall store sales.

The InforMedix program is directed at building a product distribution network, and also encouraging pharmacists to offer the Med-eMonitor and Med-ePhone to current prescription patients, for which the pharmacists will be paid a commission for units they are responsible for ordering. Given the typical relationship between a pharmacist and prescription patients they serve, the Company will continue the commission program for as long as the unit(s) remain deployed. An added opportunity exists for the pharmacists, since several third party reimbursement entities pay consultation fees for pharmacists who provide ongoing counsel to patients in line with improving the medication adherence levels.

Through the use of the pharmacies, the Company believes it can develop a field marketing presence, without the normal employee expense, since the pharmacists can earn added income, by helping the Company generate increase sales.

As of December 31, 2007, the Company had established relationships with several small to medium independent pharmacies and chains, which provides opportunities with over 600 pharmacies. The Company has also continued to develop and implement an effective program to select and support entrepreneurial pharmacies.

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

Direct competitors in the medication adherence market include:
•	HomMed (Honeywell),
•	SimPill,
•	MedSignal, and
•	MD.2

Indirect Competitors include various competitors with products which prompt for medications, and ask if patients have taken their medications, but which do not prompt or record for specific medications. Indirect Competitors include:
•	HealthHero/Healthbuddy - acquired in December 2007 by Bosch Gmbh
•	Various Cell Phone and Pager solutions
•	Various Web Solutions (i.e. Medem), and
•	Various Print Solutions

Other Disease Management Dedicated Technology Providers include:
•	AMD Telemedicine,
•	American Telecare (ATI),
•	CyberNet Medical,
•	LifeLink Monitoring,
•	Phillips(Health Hero Network), and
•	Viterion TeleHealthCare (a Bayer/Panasonic co-venture).

Technology and Services Companies include:
•	Alere Medical,
•	American Medical Alert Corporation (AMAC,)
•	Cardiocom, and
•	QMed Inc.

GOVERNMENT REGULATION

HIPAA - The Health Insurance Portability and Accountability Act mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and to enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information - "accountability" - is one of the key factors driving the legislation. The other major factor - "portability" - refers to Congress' intent to ensure that individuals can take their medical and insurance records with them when they change employers. For HIPAA and we believe we, and the Med-eMonitor system, are in full compliancde with such regulations. believe that the Med-eMonitor system is in full compliance with such regulations. Based on existing and proposed HIPAA regulations, we believe that the cost of our compliance with HIPAA will not have a material adverse effect on our business, financial condition or results of operations..

Food, Drug and Cosmetic Act - The Food and Drug Administration, or FDA, has notified InforMedix that the Med-eMonitor System is not subject to the registration, device listing or pre-market notification provisions of the Food, Drug and Cosmetic Act, because the Med-eMonitor System satisfies certain conditions established by the FDA in its enforcement discretion. However, the Med-eMonitor System is subject to the adulteration and misbranding provisions of the FDCA and InforMedix must comply with the medical device reporting requirements of the FDCA InforMedix must also comply with 21CFR Part 11 regulations governing the electronic capture of clinical trial data. We believe we, and the Med-eMonitor system are in full compliance with such regulations, and we believe that the cost and administrative burden associated with FDA compliance are not material to InforMedix's business, financial condition or results of operations. It should be noted that the FDA has approved new drug applications using PDAs, such as Palm Pilots, in the capture of patient information. Palm Pilot is a modified modality.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks before making an investment decision. Our business could be harmed by any of these risks at any time. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this prospectus and incorporated by reference into this prospectus, including our consolidated financial statements and related notes.

Risks Relating to Our Business

We require additional financing to fully implement our business plan.

For the year ended December 31, 2007, we raised approximately $2.5 million from the sale of our capital stock. We continue to have trade debt and other liabilities, a significant portion of which is past due, in excess of our cash on hand. At the present time we continue to require additional funds to fully implement our business plan. There is no assurance that we will obtain the funds to fully implement our business plan, or that a full implementation of our business plan will result in our profitability.

If we continue to incur negative cash flow from our operations, it may exhaust our capital resources.

We have not generated net positive cash flow since we began operations. We anticipate negative cash flow from operations to continue in 2008. Accordingly, we can give no assurance that we will be able to operate profitably or be able to produce positive cash flow from operations in the future. Our efforts to operate profitably and obtain positive cash flow from operations will depend on, among other things:

•	developing our brand and marketing and other promotional activities of the Med-eMonitor system;

•	expanding general and administrative functions to support growth; and

•
establishing and developing relationships in the healthcare industry, particularly with pharmacy chains and cooperatives, disease management organizations, health insurance plans, and academic research centers.

Our independent registered public accounting firm has questioned our ability to continue operations.

The report issued by our independent registered public accounting firm on our financial statements for the year ended December 31, 2007 states that we have sustained operating losses and capital deficits and there is no guarantee whether we will be able to generate enough revenue and/or raise sufficient capital to support current operations and expand sales. This raises substantial doubt about our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and Note 11 of Notes to our Consolidated Financial Statements included in the financial statements included in this prospectus.

We may not be able to manufacture our products in sufficient quantities at an acceptable cost, or at all, which could harm our future prospects.

We are in the initial phase of product commercialization of the Med-eMonitor system, and are testing our planned Med-ePhone product. We do not presently own any manufacturing facilities. Accordingly, if our products become available for widespread sale, we may not be able to arrange for the manufacture of one or more of our products in sufficient quantities at an acceptable cost, or at all, which could materially and adversely affect our business.

The market for portable patient monitoring systems and devices is rapidly changing and competitive. New products may be developed by others which could impair our ability to develop, grow or maintain our business and be competitive.

Our industry is subject to substantial technological change. Developments by others may render our technology and products noncompetitive or obsolete, or it may be unable to keep pace with technological developments or other market factors. Competition from other companies, universities, government research organizations and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities could represent significant competition for us. We are an early stage company, and as such our resources are limited and we may experience technical challenges inherent in developing our technology. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition.

We will lack business diversification.

As a result of our limited resources, the prospects for our initial success will be entirely dependent upon the future performance of a single product line and a single business. Although the Med-eMonitor system and its patents are applicable to other aspects of medical use, such as disease management and direct to consumer use, we will initially focus on a single market of clinical trials. Unlike businesses that have the resources operating in multiple industries or industry segments, we do not currently have the resources to diversify our operations. Accordingly, if we are not successful in marketing and selling the Med-eMonitor system and our planned Med-ePhone product, we may not have sufficient cash flow to continue as a going concern.

Continued competitive pressure could reduce our margins and limit our ability to maintain or increase our market share.

Certain of our competitors may have or may obtain significantly greater financial and marketing resources than we have or will obtain. As a result, we could encounter increased competition in the future that may increase pricing pressure and limit our ability to maintain or increase our market share.

If we fail to establish the Med-eMonitor system brand or attract repeat customers, we may not be able to increase revenues sufficiently to fund our operations.

We must develop, establish and strengthen our brand for the Med-eMonitor system and related products, particularly because of the early stage of our marketing and sales efforts and the highly competitive nature of our industry. If we fail to establish the Med-eMonitor system brand, we will be at a competitive disadvantage and may lose the opportunity to obtain and maintain a sufficient number of customers. The development of the Med-eMonitor system brand will depend largely on the success of our marketing efforts and ability to provide consistent, high quality customer experiences. We cannot be certain that the Med-eMonitor system brand promotion activities will be successful, or will result in increased revenues. If increased revenues are achieved, there can be no assurance that these revenues will be sufficient to offset the expenditures incurred in establishing the Med-eMonitor system brand.

We could be subject to fines and facility shutdowns if we fail to comply with the laws and regulations.

We are subject to regulations such as compliance and record-keeping requirements under HIPAA, and the Food, Drug and Cosmetic Act, or FDCA. In addition, the provision of services, pharmaceuticals and equipment is subject to strict licensing and safety requirements. If we are deemed to have violated these laws and regulations, we could be subject to fines and/or facility shutdowns. Changes in healthcare law, new interpretations of existing laws, or changes in payment methodology for pharmaceuticals may have a dramatic effect on our business and results of operations.

We are obligated to comply with government regulations and failure to do so could result in significant liability and curtailment or suspension of operations.

The technology used in the monitoring of clinical drug trial protocols is regulated by the Food and Drug Administration, or FDA. No FDA approval is required for the Med-eMonitor system and the FDA currently does not require the documentation of regulatory compliance. However, the FDA could require us to document regulatory compliance in the future and a failure to do so could result in the curtailment or suspension of our operations.

Our product could be exposed to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely affect our ability to obtain and maintain insurance coverage. If we incurred a material liability for which we are not adequately insured, we might be rendered insolvent.

We face the risk of liability resulting from claims made directly by patients. The testing, manufacture, marketing and sale of our planned product will involve an inherent risk that product liability claims will be asserted against it. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. The obligation to pay any substantial liability claim could render us insolvent and could force us to curtail suspend operations, which would have a material adverse effect on your investment in our company.

We currently have property, general liability and product liability insurance in amounts that we believe to be adequate, but we can give no assurance that such insurance will remain available at a reasonable price or that any insurance policy would offer coverage sufficient to meet any liability arising as a result of a claim. We can give no assurance that we will be able to obtain or maintain adequate insurance on reasonable terms or that, if obtained, such insurance will be sufficient to protect against such potential liability or at a reasonable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of our Med-eMonitor system.

If we are unable to protect our proprietary technology and other intellectual property rights, it will reduce our ability to compete for business.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products similar to our product, which could decrease demand for our product. We rely on a combination of patent and trade secret laws, as well as licensing agreements, third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from infringing on our intellectual property rights. Existing laws afford only limited protection for our intellectual property rights and may not protect such rights in the event competitors independently develop solutions similar or superior to ours. In addition, the laws of some countries in which our solutions are or may be licensed do not protect our solutions and intellectual property rights to the same extent as do the laws of the United States.

To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

If a third-party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The medical device and pharmaceutical industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third-parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters, or other forms of communication. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third-parties. We expect that the number of infringement claims in our market will increase as the number of solutions and competitors in our industry grows. These claims, whether or not successful, could:

•	divert management’s attention;
•	result in costly and time-consuming litigation;
•	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or
•	require us to redesign our product to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. Even if we have not infringed any third-parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management’s time, which could adversely affect our business.

If we lost the services of Dr. Bruce Kehr, our Chief Executive Officer, Randy Dulin, our Senior Vice President, or Harry M. Stokes, our Senior Vice President and Chief Financial Officer, we might not be able to execute our business plan.

Our future success depends significantly on the skills, experience and efforts of our Chief Executive Officer, Dr. Bruce Kehr, Randy Dulin, our Senior Vice President of business development and operations, Harry M. Stokes, our Senior Vice President and Chief Financial Officer, and other key personnel. These individuals would be difficult to replace. Dr. Kehr, Mr. Dulin and Mr. Stokes are integrally engaged in carrying out our business plan. The loss of the services of Dr. Kehr, Mr. Dulin or Mr. Stokes could seriously hurt our ability to implement our business plan. A failure to implement our business plan could result in the cessation of our operations which would have a material adverse effect on your investment.

Risks Related to our Common Stock and the Securities Markets

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including:
•
stock analysts, stock brokers and institutional investors may be risk-averse and be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable; and

•	we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.

As a consequence, our stock price may not reflect an actual or perceived value.  Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Even if an active trading market should develop, the price of our common stock is likely to be highly volatile and subject to wide fluctuations, and stockholders may be unable to resell at a satisfactory price.

Even if an active trading market develops, the market price for our common stock may be highly volatile and could be subject to wide fluctuations after this offering. The price of the shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors. Some of the factors that could affect the volatility of our share price include:
•	significant sales of our common stock or other securities in the open market;
•	speculation in the press or investment community;
•	actual or anticipated variations in quarterly operating results;
•	changes in earnings estimates;
•	publication (or lack of publication) of research reports about us;
•	increases in market interest rates, which may increase our cost of capital;
•	changes in applicable laws or regulations, court rulings, and other legal actions;
•	changes in market valuations of similar companies;
•	additions or departures of key personnel;
•	actions by our stockholders; and
•	general market and economic conditions.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we currently do not meet the initial listing criteria for any registered securities exchange. It is quoted on the less recognized the Over-The-Counter Bulletin Board. This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of December 31, 2007, our executive officers, directors and affiliated entities together beneficially owned approximately 15.6% of our outstanding common stock. These stockholders, acting together, have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing our change of control that other stockholders may view as beneficial.

If we do not qualify our securities in states other than where the selling stockholders reside, the resale of common stock you acquire under this prospectus may be limited.

We believe that our common stock will be eligible for sale on a secondary market basis in other states based upon applicable exemptions from those states’ registration requirements, subject, in each case, to the exercise of the broad discretion and powers of the securities commission or other administrative bodies having jurisdiction in each state and any changes in statutes and regulations which may occur after the date of this prospectus. However, the lack of registration in most states and the requirement of a seller to comply with the requirements of state blue sky laws in order for the seller to qualify for an applicable secondary market sale exemption, may cause an adverse effect on the resale price of our common stock, as well as the delay or inability of a holder of our common stock to dispose of such securities.

Our preferred stock may discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock

Our certificate of incorporation authorizes the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares and to discourage a takeover attempt. Issuance of “blank check” preferred stock could depress the trading price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous.

Trading in our common stock is subject to special sales practices and may be difficult to sell.

Our common stock is subject to the SEC’s “penny stock” rule, which imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. Penny stocks are generally defined to be an equity security that has a market price of less than $5.00 per share. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our stockholders in this offering to sell their securities in any market that might develop.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:
• control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
• manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
• “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
• excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
• the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

EMPLOYEES

InforMedix currently has five employees and three part-time consultants. The five employees are the Chief Executive Officer, Senior Vice President & Chief Financial Officer, Senior Vice President of Operations and Direct Sales, Vice President of Research and Development, Manager of Customer Relations. The three part time consultants serve as our Vice President of Pharmacy Sales and Distribution, Director of Software Development, and Executive Assistant.

During 2007, the Company engaged Richard P .Voss as Senior Vice President of Business Development, Marketing and Channel Sales. In December 2007, Mr. Voss resigned from his role with the Company to pursue other opportunities. Bruce Kneeland has assumed the pharmacy-related portions of Mr. Voss’s position.

ITEM 2 -
DESCRIPTION OF PROPERTY

We lease approximately 1,000 square feet in Rockville, MD that serves our corporate headquarters and operations center. The current lease commenced on March 1, 2004, for a one-year term at $2,408 per month. The lease has expired and we have continued to lease the facility on a month to month basis.

We believe that we have adequate facilities to conduct our current operations, and do not expect to seek additional administrative offices and/or research facilities in the near term.

ITEM 3 -
LEGAL PROCEEDINGS

In the ordinary course of business, InforMedix may be involved in legal proceedings from time to time. We anticipate that, from time to time, we may receive inquiries from the FDA and other government agencies requesting records and other documents. It is InforMedix's policy to cooperate with all such requests for information. Private litigants may also make claims against us for violations of healthcare laws in actions known as qui tam suits and the government may intervene in, and take control of, such actions. At December 31, 2007, there were no material legal proceedings against us. No governmental agency has instituted any proceedings or served us with any complaints.

We have advised a former service provider that its billings (amounting to an aggregate of $104,985) are contested. The Company also notified this firm that we would seek not only forgiveness of the billings, but also a yet to be determined monetary recovery.

On February 1, 2007 Wolfe Axelrod Weinberger Associates, LLC, initiated a complaint against the Company. The complaint was filed in the Supreme Court of New York located in the County of New York. In the complaint, the plaintiff has set forth four causes of action. These causes of action include the recovery of the billed amount, a claim for an automatic renewal of their agreement, a claim for a finder’s fee in our December 5, 2005 financing, and finally a claim for compensation for the efforts allegedly extended by the firm in assisting the Company secure financing. In November 2007, the Company settled the complaint with an initial payment upon signing the settlement agreement, and three subsequent monthly payments of $10,000 due on January 1, February 1, and March 1, 2008. As of December 31, 2007, the Company had wired the payment due on January 1, 2008, leaving a remaining balance of $20,000, which amount was subsequently wired through two wire transfers processed in the closing days of January and February 2008.

ITEM 4 -
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM - 5
MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Over-the-Counter Bulletin Board under the symbol "IFMX" since July 30, 2003. The following table sets forth the high and low closing bid prices for the common stock, as reported by Pink Sheets, LLC for the periods indicated below. The following quotations represent prices between dealers and do not include retail markups, markdowns or commissions. These do not represent actual transactions and have not been adjusted for stock dividends or splits.

		High	Low
Calendar Year 2007
Fourth Quarter	October 1 through December 31	$0.30	$0.11
Third Quarter	July 1 through September 30	$0.30	$0.09
Second Quarter	April 1 through June 30	$0.18	$0.09
First Quarter	January 1 through March 31	$0.17	$0.05

Calendar Year 2006
Fourth Quarter	October 1 through December 31	$0.14	$0.08
Third Quarter	July 1 through September 30	$0.16	$0.09
Second Quarter	April 1 through June 30	$0.25	$0.13
First Quarter	January 1 through March 31	$0.25	$0.14

As of March 31, 2008, there were 119,273,556 holders of record of our common stock. On March 31, 2008, the closing price of our Common Stock was $0.10 per share.

We have not declared or paid any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We intend to retain any future earnings, if any, to support the development of our business. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Equity Compensation Plan Information

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2007:

•
the number of shares of our common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by our stockholders and those granted under plans, including individual compensation contracts, not approved by our stockholders (column A).

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column B), and

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column C).

Column	Description

A	# of Securities to be Issued upon Exercise of outstanding Options, Warrants and Rights
B	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights
C	# of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A.

	Column A	Column B	Column C

Equity Compensation Plans Approved by Security Holders	38,491,029	$0.18	10,031,509

Equity Compensation Plans Not Approved by Security Holder*	358,971	$0.10	-

	38,850,000	$0.12	10,031,509

*     Excludes 20,000,000 shares from 2008 Equity Incentive Plan, approved by Board on January 10, 2008

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force(EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ending December 31, 2007 and 2006 were expensed as research and development.

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

Out of pocket costs and directly allowable internal costs incurred in producing the above revenues are allocated to “Costs of Revenues” at the time the corresponding revenues are recognized. Until such time as Med-eMonitor units included in Fixed Assets are deployed in rental programs with sufficient scale, the related depreciation charges are recorded as period depreciation operating expenses.

For the twelve months ended December 31, 2007 and 2006, the Company’s revenues equaled $305,028 and $102,721 respectively.

Product Development

Product development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and beta products of its Med-e Monitor device, development of first, second and third generation Med-eXpert databases to monitor patient data and remotely program the Med-eMonitor units and Med-ePhones, communications connectivity between the devices and the databases via the Internet, continuing improvement of the firmware in the device and Med-eXpert software to better meet customer needs, and Website development. Research and development costs are expensed as incurred.

RESULTS OF OPERATIONS

For the year ended December 31, 2007, compared to the year ended December 31, 2006

We recognized $305,028 in revenues from the sale/lease of its Med-eMonitor system for the year ended December 31, 2007. This represents an increase of $202,307 over sales of $102,721 for the year ended December 31, 2006.

With respect to operating expenses, for the year ended December 31, 2007, the Company reported a total of $3,994,069 for Selling, General and Administrative Expenses as compared to $2,511,327 for the year ended December 31, 2006. It is important to recognize that a total of $1,490,300 of this total resulted from the fair market valuation of options granted to management ($1,490,300), and an additional $55,000 of fair market valuation associates with warrants issued in consideration for financing fees. Without the recognition of these items, the Selling, General and Administrative Expenses equaled $2,448,769, or $62,558 less than the comparable level recognized for the year ended December 31, 2006. In addition, in 2007, the Company recognized significant expense levels for Public, Investor, and Government Relations efforts directed at increasing awareness in its commercial markets, without which the Company would have recognized a further reduction in expenses as compared to the prior year.

Product development expenses for the year ended December 31, 2007 of $391,396 decreased by $83,538 compared to $474,934 in 2006. This decrease is attributable to reduced costs for programming with outside vendors, and reduced costs related to various software and firmware upgrades to the Med-eMonitor system, and next generation database development.

Depreciation and amortization expense for the year ended December 31, 2007 of $42,655 decreased by $2,395 compared to $45,050 for the prior year. In addition, the prior year included $114,014 of amortization of Deferred Loan costs of $114,014, which was fully amortized as of December 31, 2006.

The Company as of the year ending December 31, 2007 has not generated sufficient revenues from operations to meet our operating expenses. For this reason, we financed operations primarily through issuance of common stock, options and warrants.

During the year ended December 31, 2007, the Company pursued an active Public, Investor and Government Relations program to increase awareness of the Company’s ability to dramatically increase medication adherence levels through the use of our products and solutions Applying the Company’s ability to increase medication adherence among multiple medication patients treated for heart disease, stroke prevention, heart failure, diabetes, HIV/AIDS, chronic obstructive pulmonary disease, schizophrenia, and bipolar disease, we believe supports a reduction of healthcare costs. As a result efforts to increase the awareness of these opportunities to reduce healthcare costs, while promoting improved health among multiple medication users, are being met with increased interest on a variety of levels

In addition, the Company’s recent amended agreement with ADT WellHealth (an ADT Security Division of Tyco International) is viewed as a significant step forward in its contracting. Accompanying this achievement with the opportunities provided by the pharmacy distribution and additional efforts commenced in 2007, leads the Company to believe that increased revenues are nearing realization.

With the recent acquisitions of other companies in the home monitoring market, including the December 2007 acquisition of Health Hero Network by Bosch GMBH, along with an increasing awareness of the benefits ascribed to tele-health, we believe that the timing for our product and capabilities has improved significantly in 2007 over prior years.

We believe that the successful growth and operation of our business is dependent upon our ability to do deliver a number of the following deliverables:

•	Obtain additional capital
•	Obtain additional contracts with insurers and self insured companies,
•	Successfully implement the roll-out of our lower priced Med-ePhone Interactive Voice Response System via land lines and cell phones,
•	Achieve third party reimbursement,
•	Optimize the marketing and development of the Company’s products through the pharmacy channel.
•	Identify cost savings in the production of the Company’s products through value engineering and competitive production options.
•	Continue to expand distribution channel opportunities.
•	Evaluate merger and acquisition opportunities as we continue to develop.
•
Obtain increased financing, such that the Balance Sheet of the Company can become more liquid; and to provide funding to be put in place to address current operating deficits (currently estimated at $175,000 per month through to reaching an operating break-even position; and to secure an inventory financing facility.

While the Company believes the above cited opportunities exist, there can be no assurance that the Company will be successful in achieving its plans. If achieved, we will be able to achieve profitable operations, or alleviate our current going concern issues.

LIQUIDITY AND CAPITAL RESOURCES

For the twelve month period ended December 31, 2007, the Company did not have an operating line of credit from a financial institution and consequently has relied on equity financing from investors to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $370,284 at December 31, 2007, as compared with $435,879 at December 31, 2006. In addition, as of December 31, 2007, the Company had accounts receivable equaling $71,695 or an increase of $19,533 over the $52,162 accounts receivable recorded as of December 31, 2006.

At December 31, 2007 the Company had $531,119 in uncontested accounts payable and accrued expenses, and $105,985 of contested accounts payable.

As more fully described in the Financial Statements for the period beginning December 5, 2005 and ending December 31, 2007, we have raised the following gross cash amounts from outside sources:

Dawson James Preferred Stock Offering - Pursuant to a confidential Private Placement Memorandum dated December 5, 2005 (“PPM4”), as supplemented, we completed the sale of an aggregate of $3,426,771 of our securities, consisting of 289.5 preferred shares (representing $2,895,000 principal amount in cash payments) plus 52.5 preferred shares (representing $525,000 principal amount of cancelled notes payable), and an additional 0.6771 preferred shares for interest expenses. An additional $25,000 of interest expense related to the cancelled notes payable converted into shares in this offering was accrued as of December 31, 2006. Of the $2,895,000 cash received through December 31, 2006 from the funds received under this offering, $496,700 was paid out in related offering costs, including $100,000 to the placement agent (Bruce Meyers of Meyers Associates) as a buy-out of their agreement. An additional $509,685 was disbursed to repay $481,000 in notes payable, including $28,685 in accrued interest thereon. The placement agent received 10% sales commissions on the 289.5 preferred shares sold, or $289,500, and an additional 3% non-accountable expense allowance payment of $86,850, both of which were accounted for as issuance costs. The placement agent will also be issued 4,523,436 shares of common stock as additional issuance cost. The value of these additional common shares, amounting to $939,625, has been recorded as an additional cost charge to “Additional paid-in capital - preferred stock,” with an offsetting credit to “Common stock to be issued.” Upon the issuance of these common shares, the related values will be transferred from “common stock to be issued” to “common stock” and “Additional paid-in capital - common stock.” On August 25, 2006, we concluded our money raising activities pursuant to PPM4.

Dawson James Exchange Offering - On October 27, 2006, we issued an exchange offering to the holders of our Series A preferred stock and related Series A-1 and Series A-2 warrants for the purpose of reducing the number of our outstanding warrants. With a reduced number of Series A-1 and Series A-2 warrants outstanding, we were enabled to increase the potential funding available under the Private Placement Memorandum dated October 17, 2006 (“PPM5”). The terms of the exchange offering provide for a total exchange of 115,000 shares of common stock for each share ($10,000 initial investment) of Series A preferred stock and accompanying Series A-1 and Series A-2 warrants. On February 12, 2007, we closed the exchange offering, with 96.4% of the funds invested under PPM4 electing to accept the exchange offering. Of the total funds received, only $123,000, or 12.3 shares of preferred stock, chose not to convert pursuant to the exchange offering.

Basic Investors Common Stock Offering - On October 16, 2006, we retained Basic Investors, Inc as the placement agent for PPM5. The terms of PPM5 involved a purchase price per share of common stock of $0.10, with an accompanying Class C warrant priced at $0.15 for each share of common stock purchased under the offering. The placement agent received a 10% sales commission, along with a 3% non-accounted allowance for expenses, 1.5 million restricted shares of common stock and one Class C warrant for every ten Class C warrants issued in the offering. In addition, we incurred legal costs in documenting the transactions, as well as an escrow account fee of $2,500. On February 28, 2007, we closed the offering, with a final level of funding of $865,000.

Basic Investors Common Stock - On March 23, 2007, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement Memorandum (“PPM6”). The terms of this new offering matched the terms of the previous PPM5 launched on October 16, 2006, with the exception that a maximum of $2,000,000 was offered, and no over-subscription was made available. On May 22, 2007, this offering expired, with a total funding amounting to $1,141,000.

Dawson James Common Stock Offering - On May 23, 2007, the Company retained Dawson James Securities, Inc. as the placement agent for a new Private Placement Memorandum (“PPM7”). The terms of this new offering matched the terms of the previous PPM6 launched on March 23, 2007, with the exception that a maximum of $950,000 was offered. The Company closed this offering on August 24th, following the full subscription of the $950,000 offering.

Exercise of Warrants on a Discounted Basis) - In November 2007, the Company received a total of $500,000 from the exercise of previously issued warrants from the Basic Investors common stock offering of October 16, 2006. In connection with this transaction, the Company modified the exercise price of the original warrant from $0.15 to $0.10, and also issued an additional 7.8 million new warrants to facilitate the warrant exercise transaction. In connection with the new warrant issuance, the investor exercising the earlier issued warrants exchanged restricted shares of our common stokc for registered shares of our common stock held by another investor.

During the year ended December 31, 2007, the Company received an aggregate of $2,591,000 from financing activities. In connection with these activities, the Company incurred approximately $360,000 of costs for fees and expenses. In addition, the Company retired the $100,000 note payable from the year ended December 31, 2006 from the proceeds of our financing activities. As a result, the Company realized a net financing of $2,131,000. With a cash balance as of December 31, 2006 of $435,879, and a cash balance as of December 31, 2007 of $370,284, the Company utilized a total of $2,196,595 of cash, or approximately $184,000 per month, during the year ended December 31, 2007. Significantly, included in the expenditures incurred in the year ended December 31, 2007 were Public, Investor and Governmental Relations items focused on increasing the overall awareness of the Company on a commercial, investor, and market level. The Company has modified these efforts with the addition of Murdock Capital Partners, and as a result an additional cost savings of approximately $150,000, or $12,500 per month, is anticipated.

The financial statements contained in this report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

The Company had a working capital surplus of $175,739 at December 31, 2007, which produced a current ratio of 1.3 to 1.0. At December 31, 2006, the Company had a working capital deficit of $1,870,305 and the current ratio was 0.3 to 1.0.

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

In Phase I, we have established and expanded upon its Pioneer Patent Portfolio to protect the substantial investment involved in launching the Med-eMonitor System. We continue to actively prosecute patents to expand our patent portfolio.

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

In Phase V, we improved the Company's ability to make direct sales into the disease management and managed care markets, through hiring top performing sales people experienced in these markets

In Phase VI, we expect to achieve significant revenue recognition and have begun achieving revenues with nationally recognized customers, including current programs with ADT (a Medicare Program in Tennessee), the University of Pennsylvania, the University of California San Francisco (a HIV Program), the University of Texas Health Science Center at San Antonio (treatment of Schizophrenia), and Enhanced Care Solutions (assisted living applications). We are also launching the Med-ePhone System which will be a low-cost, mass market product for enhancing medication adherence and health status monitoring, and providing increased independence and peace-of-mind for patients on multiple chronic medications and their loved ones.

In Phase VII, we advanced our awareness program to improve the visibility of the Company and its Med-eMonitor/Med-eXpert system to both the general public, and within our industry, In connection with this effort, we have also initiated efforts to make the Company's products available on a both a retail and E-Store basis. In addition, to these initiatives, the Company, the Company has gained the following results from its awareness program:

•	Our CEO was selected by PharmaVOICE magazine as one of the top 100 most inspirational and influential leaders in the life sciences industry.
•	Live cable broadcasts on the Med-eMonitor have been broadcast on Fox News Live.
•	TV segments on the Med-eMonitor have appeared on several TV stations,
•	Numerous print articles have appeared in newspapers including USA Today, and
•	The Med-eMonitor has been included in Popular Science's list of must have technologies.

NOTEWORTHY CUSTOMERS AND STRATEGIC ALLIANCES

In 2005, the Company announced that we had successfully established the effectiveness of the Med-eMonitor system in improving medication adherence rates and significantly reducing Hemoglobin A1c, or HbA1c, rates in a study of diabetes patients at St. Vincent Healthcare in Billings, Montana. We believe that we have continued to benefit from these findings as we continue our business development activities.

ADT WellHealth & XLHealth - Chronic Care

On November 15, 2006, we issued a Current Report on Form 8-K announcing a Medicare Health Support Program with XL Health, a leading disease management company financed by Goldman Sachs, and ADT WellHealth, a division of ADT Security Services (a Tyco Fire & Security company).

Baltimore, Maryland based XLHealth, or XL, one of the leading providers of disease management and support programs to chronically ill patients, physicians, health plans, and employers, is also a Medicare and Medicaid accepted provider. XL’s services involve a “high touch” approach that incorporates face-to-face meetings with patients along with innovative program and data management to improve the quality of patient care - and thereby reduce healthcare costs. Current services include supporting patients with diabetes, congestive heart failure, cardiovascular disease, end stage renal disease and chronic kidney disease.

ADT WellHealth is focused on a strategic initiative to expand into healthcare monitoring. ADT WellHealth offers a comprehensive program to manage and improve health and wellness, including health care monitoring and emergency help, 24 hours a day, 7 days a week, through ADT MediHealth (focused on Medication Compliance), ADT Vital Health (focused on monitoring vital signs), and ADT ManageHealth (focused on encourage healthy behavior and lifestyles). We believe that a new paradigm for “Aging Gracefully in Place” can emerge from the combined efforts of ADT WellHealth, XL and us.

The new paradigm has three key components:

•
Our Med-eMonitor system, an interactive “smart pillbox,” monitors and reports medication adherence for each individual medication each patient is taking in real-time, while also monitoring the overall health status of the patient, and signs of impending stroke.

•
ADT Health Coach functions like an “OnStar” system, responding to emergent alerts that may be given by the Med-eMonitor system (much like an intrusion alarm) or by the patient, and which are displayed directly on the Health Coach’s computer screen at an ADT call center. The Health Coach will assess and resolve situations then and there if possible, or “triage in” the XL nurse, patient’s doctor, family member, ambulance, or pharmacy to assist the patient, and do so while remaining on the line with the patient.

•
XL has deployed a world class Personal Support Team, which is comprised of a dedicated local program manager, personal support nurse, telephone coach nurse and a local pharmacist to provide the clinical back up and interventions.

Under the terms of the agreements, we will provide the Med-eMonitor system for remote monitoring and communication of healthcare information to 266 chronically ill patients in this 12 month program. The clinical population in Tennessee has been identified, and the contracting with ADT and XL was completed. The companies spent several months coordinating and meshing information handling and transmissions in preparation for the launch of the program. The program has been launched, and feedback from the initial participants in the program has been positive. 100% reported that the smart pillbox device, “was helpful in managing my health,” “helped me take my medications more regularly,” “helped me remember other things I should do for my health condition,” “was easy to use,” and “I would recommend the device to others.” 93% of the participants found that the device “helped me learn more about my medications,” and “I learned useful information about my health condition.” Enrollment has been slower than expected from a clinic based enrollment system, and because of the average education of eligible participants being fifth or sixth grade, and the need to simplify the care plan delivered over the Med-eMonitor, and widen the selection criteria of eligible participants for the program. A simplification of the care plan is now completed, and the Company has utilized a professional telemarketing firm to recruit participants to supplement the clinic-based enrollment, and at the present time approximately 300 participants have expressed their willingness to enroll in the program, and we are in the process of shipping Med-eMonitor units to them and getting their untis connected to our Med-eXpert System.

The Company recently announced an amended and expanded relationship with ADT, which is reported in the Subsequent Events section of this report.

XL Health’s Chief Medical Officer wrote a highly positive customer reference letter for InforMedix based upon initial results in the Tennessee Medicare Program, and requested a proposal quote for 1,000 Med-ePhone Systems. In a letter to InforMedix, dated February 15, 2008, XL explicity stated:

•	The economic opportunity for health plans and disease management companies is large,
•	Satisfaction of our patients is extraordinarily high,
•	The program is highly efficient, and
•	The InforMedix product and management team are outstanding.

The letter concluded that the extraordinary interim results warranted a proposal from InforMedix to broaden the partnership to support and monitor up to 1,000 SL members using InforMedix’s Med-eXpert System with its new Med-ePhone product in keeping with that request, a proposal was submitted by InforMedix in the second week of March 2008 and is under discussion with XL Health.

National Institute of Health - HIV

We currently have a grant from the National Institute of Health, or NIH, wherein the Med-eMonitor system is engaged in a HIV study being conducted by Dr. David Banksburg of the University of California of San Francisco. This grant in the amount of $149,000 began in June 2006. The study was recently completed reporting average adherence rates among HIV patients with a high incidence of drug abuse and mental illness averaging of 89.5%.

University of Pennsylvania - Human Resources

The University of Pennsylvania, a self-insured employer, is offered our Med-eMonitor system as an employee benefit to up to 100 selected University of Pennsylvania, or Penn, employees and retirees with chronic health care conditions known to cause high rates of stroke, heart disease, premature death, and reduced quality-of-life. Penn used its Cardiovascular Disease Risk Factor Care, or CDRF, Management Team to administer this first-in-the-nation employee benefit program.

Due to healthcare information privacy concerns with respect to the Human Resources Department marketing the service to employees of the University, the marketing efforts by the Human Resources Department were not able to be fully implemented, which resulted in only 24 patients receiving the Med-eMonitor system. The CDRF team monitored patient data through a secure Internet site and alerted patients and their healthcare professionals to early signs of poor compliance or declining health. This program completed.

Penn’s CDRF Management Team previously conducted a program for Type II diabetics in Montana using our Med-eMonitor system, whereby mean medication adherence rates improved to over 92% compared to a baseline medication adherence rate of 40%, and HbA1c levels were reduced by an average of 18.5% in a 3 month period (p<.002). Reductions in HbA1c, hypertension and cholesterol are associated with improved lifespan and morbidity and a significant reduction in healthcare costs in the treatment of diabetes patients.

University of Texas Health Sciences Center, San Antonio - Schizophrenia

We have received an order for 200 Med-eMonitor systems and monitoring services from the University of Texas Health Sciences Center, San Antonio. The program, which is currently underway, engages the Med-eMonitor system for use in a medication and care plan adherence program for schizophrenia patients. This substantial order follows a highly successful pilot program, whereby medication adherence rates were increased from 52% to over 94%. These results were previously published in Schizophrenia Bulletin, and were featured in an edition of Psychiatric Times (circulated to 39,500 patient-care psychiatrists) along with a picture of the Med-eMonitor system. The Med-eMonitor system pilot program results will also be published in a chapter this scientist is writing for a book on Clinical Practice.

University of Pennsylvania - Stroke Prevention

We recently completed a pilot program with Penn utilizing the Med-eMonitor system for patients with high risk of stroke. This novel rewards-based program has begun enrolling patients who are currently taking anticoagulant medication. This “blood thinner” medication is used to prevent blood clots from forming in the body that cause life-threatening strokes and pulmonary embolism (an often fatal blood clot in the lungs). Taking too little medication results in increased incidence of stroke and pulmonary embolism, while taking too much medication may cause life-threatening excessive bleeding. This program has recently been expanded as a result of the positive results experienced in the initial pilot program through funding provided by the Aetna Foundation.

In September 2007, the Aetna Foundation funded a $380,000 expansion of this successful program at the University of Pennsylvania through the efforts of InforMedix’ senior management, resulting in a $68,000 new order for the Company.

In addition to the above contracts, we will continue to seek meetings with senior executives from large health plans, as well as gaining a product listing for reimbursement from the CMS.

ITEM - 7
FINANCIAL STATEMENTS

Our audited financial statements and related notes required by this Item 7 are presented in Part IV of this report.

ITEM - 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 26, 2007, our Audit Committee informed Bagell, Josephs, Levine & Company, L.L.C. that they were dismissed, effective immediately, as the Company’s independent auditors for the fiscal year ending December 31, 2007.

Bagell, Josephs, Levine & Company, L.L.C. stated in their reports on our financial statements for the two most recent fiscal years that we had sustained operating losses and capital deficits and there is no guarantee that we will be able to generate enough revenue and/or raise sufficient capital to support current operations and expand sales. Otherwise, Bagell, Josephs, Levine & Company, L.L.C.’s reports on our financial statements for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2006 and 2005, and the period ended October 26, 2007, there were no disagreements with Bagell, Josephs, Levine & Company, L.L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Bagell, Josephs, Levine & Company, L.L.C., would have caused Bagell, Josephs, Levine & Company, L.L.C. to make reference to the disagreements in connection with its reports on our financial statements for such years.

On November 1, 2007, our Audit Committee engaged Morison & Cogen LLP as our independent auditors to audit our financial statements. During the fiscal years ended December 31, 2006 and 2005, and the period ended October 31, 2007, we have not, and no one on our behalf had, consulted with Morison & Cogen LLP regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements.

ITEM - 8A(T)
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management and the Audit Committee of the Board of Directors, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Changes in Internal Controls

Over the past twelve months, despite its limited staffing, we have worked on improving internal controls by segregating duties both within the organization, and by engaging outside firms to assist and strengthen the accounting and control procedures. This effort has involved a relationship with an outside accounting firm to provide partner-level, controller and accountant services to us, along the routine engagement of another outside accounting firm to perform fair market valuations using the Black Sholes method.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

Sarbanes-Oxley Section 404 Management Report on Internal controls

As stated above, the Company has limited staffing, which it has augmented through professional service agreements with an accounting firm, a private CPA, and other providers on an as needed basis. However, the intent of Section 404 of Sarbanes-Oxley is focused on the following:

•	Identifying financial reporting risks which could result in material mis-statements of financial information,
•	Reviewing and assessing whether the controls set in place work, followed by
•	Reporting on the conclusions of management regarding the effectiveness of the controls set in place and noting any deficiencies.

In addition, the requirements by necessity given the varying sizes and states of development of companies will vary, as will the risks and ability of companies to provide controls deemed appropriate.

In reviewing the operations of InforMedix Holdings, Inc., management (i.e. the CEO and CFO) reviewed the overall operations to initially identify the areas where potential mis-statements could exist. In that review, from a Balance Sheet perspective, the Company has concentrations in Cash, Inventory, and Accounts Payable. From an operating perspective, the sales and billing process, along with the recognition and recording of expenses were identified as processes which require controls. From a financial reporting perspective, the Company assessed and evaluated the process of closing the financial records for preparation and review of periodic financial statements, including the reconciliations and cross checking procedures.

Specific procedures have been established, which address all cash activities, including billing, deposits, disbursements, transfers and include the responsibilities and separation of duties. The process of recognizing and recording payables and other liabilities was also reviewed, and finally the controls for inventory were reviewed and evaluated. The financial reporting closing process was also reviewed and documented. In all cases, these matters were flow charted where appropriate, and reduced to written form.

Given the scope of activities and volume of transactions currently occurring, the risks and controls were also considered under the current state of the Company as well as future needs as the Company evolves. From this perspective, the Company will need to consider future changes in line with the Company’s growth. However, at the present time, management believes it has effectively identified and evaluated the risks and corresponding internal controls to safeguard its financial reporting from any material misstatement.

Based on a review of the operating and reporting areas where risks were deemed possible, Management believes that its internal controls do provide effective safeguards against any material misstatements, potential fraud, or other material problems. Management believes that its internal controls; its segregation of duties between employees and outside professionals ; its financial reporting procedures related to financial reporting do combine to provide effective controls and financial reporting given the current state of the Company’s operating activities.

Management also concluded that staffing additions will be necessary as the Company continues to grow, in order to maintain an effective level of assurance that potential risks for misstatements can be minimized and safeguarded against occurrence.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Pursuant to Item 308T(a) of Regulation S-B under the Securities Exchange Act of 1934, the information in this Item 8A is being furnished and shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Accordingly, the information in this Item 8A will not be incorporated by reference into any filing by of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, unless specifically identified therein as being incorporated by reference.

ITEM - 8B
OTHER INFORMATION

NONE.

PART III

ITEM 9 -
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets for the names, ages and positions of all of InforMedix’s executive officers and directors as of March 31, 2008:

NAME	AGE	POSITION

Bruce A. Kehr, MD	58	Chairman of the Board & CEO, Director
Harry M. Stokes	59	Corporate Secretary, CFO, Senior Vice President
Davidson R. Dulin	50	Senior Vice President of Operations and Direct Sales
Michael P. Gavin	54	Vice President of Research and Development
Rhonda B. Friedman	57	Director
Philip J. Gross, CPA	55	Director
Harris Kaplan	56	Director
Bruce S. Morra, PhD, MBA	54	Director
David Nash, MD, MBA	53	Director

Set forth below is a brief description of the background of each of our executive officers and directors, based on information provided to us by them.

EXECUTIVE OFFICERS:

BRUCE A. KEHR, M.D. has been the Chairman of the Board of Directors and Chief Executive Officer of InforMedix, Inc. since its formation in 1997. Dr Kehr is also Chairman of the Board of the Institute on Aging at the University of Pennsylvania, and was named by the readers and editors of PharmaVOICE as “One of the 100 most inspiring and influential leaders in the life sciences industry” in 2007. Dr. Kehr is a forensic consultant in neuropsychiatry and traumatic brain injury and a practicing physician. Since 1982, Dr. Kehr has been the President of Contemporary Psychiatric Services, a psychiatric group practice he formed which employs 10 full and part-time employees. Dr. Kehr is the inventor of fifteen issued patents and twelve pending patents in the United States, Europe, Japan, and Canada, as well as issued and pending trademarks and service marks. In 1995, he was named in Who's Who of American Inventors. He has actively written and lectured on neuropsychiatry aspects of traumatic brain injury and on medication noncompliance, a field in which he is recognized as an expert. Dr. Kehr received his Bachelors degree from the University of Pennsylvania in 1971, followed by his Medical degree from Georgetown University School of Medicine in 1975.

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

SIGNIFICANT CONSULTANT(S)

REMIE J. SMITH, BSEE has served as Director of Software Development of InforMedix, Inc. since May, 2003. Mr. Smith has over 19 years experience in medical software product development with specialization in project management, software lifecycle development, and verification/validation. Mr. Smith has successfully led numerous major medical software and WEB projects to commercial products. His technique for making goals measurable and repeatable provides the mechanics for success. Mr. Smith brings extensive experience in FDA regulations including CFR 21 Part 11 and HIPPA compliance. He has seven end-to-end medical product launches and three vertical web applications, which Management believes is ideally suited to the Med-eMonitor product line. Mr. Smith graduated with a BSEE in 1984, in Computer Engineering, from State University of New York at Buffalo. In addition, Mr. Smith has obtained certifications in Microsoft and SUN Technologies.

BRUCE KNEELAND joined the Company on November 1, 2007 s the Vice President of Pharmacy Product Leasing. Me. Kneeland has an impressive background in drug store sales and marketing. Past positions include Vice President Marketing and Communications for The Healthcare Distribution Management Association (“HDMA”), VP Franchise Sales for Health Mart, Inc. and Regional Operations Manager for Medicine Shoppe International. Mr. Kneeland specializes in helping companies better understand and more effectively sell to small chain and independent pharmacies by helping them focus on the unique benefits these small operations provide to consumers. Mr. Kneeland also delivers a number of live educational presentations to pharmacists designed to help them better manage their pharmacies and more effectively serve their customers. He is a graduate of Brigham Young University with a B.A. in Communications.

DIRECTORS

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

BRUCE S. MORRA, PH.D., MBA was appointed to the Board on December 7, 2005 by the Board of Directors and was elected by the Shareholders on March 14, 2006. Dr. Morra earned his Ph.D. and M.S. in Polymer Science and Engineering and his M.B.A. from the University of Massachusetts, Amherst in 1980, after graduating magna cum laude in Chemical Engineering from Princeton University in 1976. He has more than 24 years of pharmaceutical, medical device, drug delivery, biotech and polymers industry leadership experience, and is now a consultant and Board member to various companies in these fields. From April 2003 through the end of 2004, Dr. Morra was President of West Pharmaceutical Services’ Drug Delivery and Contract Clinical Research businesses. After turning around the businesses via strategies that refocused on the company’s core expertise, driving three new products into phase II clinical trials, submitting the first formulation for regulatory approval and consummating 10 new development/licensing deals, Dr. Morra orchestrated the sale of the Drug Delivery business to a leading venture capital group, Warburg Pincus. Prior to joining West, for the period 2000 to 2003, he was Chief Business Officer for Progenitor Cell Therapy, LLC, a start-up company performing cell-based process, device and drug development; President, COO and CFO of Biopore Corporation and its sister company Polygenetics, Inc., driving development of applications for their unique porous polymer microsphere technology in fields that included drug delivery, embolo therapy, gene therapy and bio-artificial livers; while also being a Board Member and consultant for other life science companies. From 1993 to 2000 Dr. Morra served as President, COO and Founder of Flamel Technologies, Inc., a drug delivery systems and biomaterials company. Dr. Morra assisted in raising venture capital funding for Flamel and taking the company public on the NASDAQ in 1996. Before he started Flamel’s US subsidiary, Dr. Morra served as the President of ISP Filters, Inc., a subsidiary of GAF Corp and held positions in General Management, New Business Development, Product Management, Marketing, Finance and R&D at Ausimont USA, Amoco Performance Products and E.I. DuPont.

DAVID B. NASH, MD, MBA, FACP, was appointed to the InforMedix Board of Directors on March 14, 2006 and was elected by the shareholders on March 14, 2006. He is Founder and Dr. Raymond C. and Doris N. Grandon Professor and Chairman of the Department of Health Policy, at Jefferson Medical College of Thomas Jefferson University in Philadelphia. Internationally recognized for his work in outcomes management, disease management, medical staff development and quality-of-care improvement, his publications have appeared in more than 100 articles in major journals. He has edited fifteen books, including A Systems Approach to Disease Management by Jossey-Bass, Connecting with the New Healthcare Consumer by Aspen and The Quality Solution by Jones and Bartlett. Dr. Nash has served on the Board of Directors of five companies, including two publicly-traded companies, three disease management companies, and two companies that were acquired while he served as a Director. These companies include: Patient InfoSystems (PATI:NASDAQ) from 1996 -2000; I-Trax Corporation (DMX:AMEX) from 2002 to current; Future Health, which was recently acquired by Nationwide Mutual Insurance Company from 2003 to current ; Pharma Detailing.Com from 1999 to 2000; and DoctorQuality which was also acquired from 2000 to 2003. In addition, Dr. Nash has served on the Advisory Boards of nine other companies including Pfizer Health Solutions. Repeatedly named by Modern Healthcare to the top 100 most powerful persons in healthcare list, his national activities include appointment to the JCAHO Advisory Committee on Performance Measurement, the CIGNA Physician Advisory Committee, membership on the Board of Directors of the Disease Management Association of America (DMAA) and Chair of an NQF Technical Advisory Panel - four key national groups focusing on quality measurement and improvement. Dr. Nash was also named as a finalist in the 15th Annual Discover Awards for Innovation in Public Health by Discover magazine. In 1995, he was awarded the Latiolais (“Lay-shee-o-lay”) Prize by the Academy of Managed Care Pharmacy for his leadership in disease management and pharma co economics. Currently, he is Editor-in-Chief of four major national journals including P&T, Disease Management, Biotechnology Healthcare and the American Journal of Medical Quality. Dr. Nash received his BA in economics (Phi Beta Kappa) from Vassar College in 1977; his MD from the University of Rochester School of Medicine and Dentistry in 1981; and his MBA in Health Administration (with honors) from the Wharton School at the University of Pennsylvania in 1986. While at Penn, he was a former Robert Wood Johnson Foundation Clinical Scholar and Medical Director of a nine physician faculty group practice in general internal medicine.

Information Relating to Corporate Governance and the Board of Directors

Our board of directors has determined, after considering all the relevant facts and circumstances, that each of our directors other than Dr. Kehr are independent directors, as “independence” is defined in the Nasdaq Marketplace Rules, because they have no relationship with us that would interfere with their exercise of independent judgment.

Our bylaws authorize our board of directors to appoint among its members to one or more committees, each consisting of one or more directors. Our board of directors has the following standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Our board of directors has adopted charters for the Audit, Compensation, and Nominating and Corporate Governance Committees describing the authority and responsibilities delegated to each committee by the board of directors. Our board of directors has also adopted Corporate Governance Guidelines, a Code of Conduct and Ethics and a Statement of Company Policy. The charters of our Audit, Compensation, and Nominating Corporate Governance Committees and our Corporate Governance Guidelines, Code of Conduct and Ethics and a Statement of Company Policy can be found on our investor relations website

These documents are also available in print to any stockholder requesting a copy in writing from our corporate secretary at our executive offices set forth in this document. We intend to disclose any amendments to or waivers of a provision of our Code of Ethics made with respect to our directors or executive officers on our website.

Interested parties may communicate with our board of directors or specific members of our board of directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the board of directors of InforMedix Holdings, Inc. or any specified individual director or directors at the address listed herein. Any such letters will be sent to the indicated directors.

Audit Committee

The purpose of the Audit Committee is to (i) oversee that management has maintained the reliability and integrity of the accounting policies, financial reporting and disclosure practices of the Company; (ii) select and evaluate the Company’s independent auditors; (iii) oversee that management has established and maintained an independent relationship with its external auditor; (iv) oversee that management has established and maintained processes to assure that an adequate system of internal control of financial reporting is functioning within the Company; and (v) oversee that management has established and maintained processes to assure compliance by the Company with all applicable laws, regulations and corporate policy. The primary responsibilities of the Audit Committee are set forth in its charter and include various matters with respect to the oversight of our Company’s accounting and financial reporting processes and audits of the financial statements of our Company on behalf of our board of directors. The Audit Committee also selects the independent auditor to conduct the annual audit of the financial statements of our Company; reviews the proposed scope of such audit; reviews accounting and financial controls of our Company with the independent auditor and our financial accounting staff; and, unless otherwise delegated by our board of directors to another committee, reviews and approves transactions between us and our directors, officers and their affiliates.

The Audit Committee currently consists of Mr. Gross, Dr. Friedman, and Mr. Kaplan, each of whom is an independent director of our Company under the Nasdaq Marketplace Rules and under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The board of directors has determined that all members of the Audit Committee meet the requirements for financial literacy in accordance with applicable rules and regulations of the SEC. We do not have an “audit committee financial” expert serving on the Audit Committee. At this time, the board of directors believes that the experience provided by each member of the Audit Committee together offers the Company adequate oversight for the Company’s level of financial complexity. However, the Company is considering appointing a director to the board or directors and to the Audit Committee who would be a financial expert.

Compensation Committee

The Compensation Committee is responsible for formulating, evaluating and approving compensation of the Company’s directors, executive officers and key employees, overseeing all compensation programs involving the use of the Company’s stock, and discharging the responsibilities of our board of directors relating to our compensation programs and compensation of our executives.

The Compensation Committee is tasked with establishing a compensation policy for executives designed to (i) enhance the profitability of the Company and increase stockholder value, (ii) reward executive officers for their contribution to the Company’s growth and profitability, (iii) recognize individual initiative, leadership, achievement, and other contributions and (iv) provide competitive compensation that will attract and retain qualified executives. Among other responsibilities, the Compensation Committee reviews competitive practices and trends to determine the adequacy of our executive compensation program, annually reviews and approves corporate goals and objectives relevant to the compensation of our chief executive officer, evaluates our chief executive officer’s performance in light of those goals and objectives, and recommends to the board of directors our chief executive officer’s compensation levels based on this evaluation. In addition, the Compensation Committee annually reviews and makes recommendations to our board of directors with respect to compensation of our directors, executive officers other than the chief executive officer, and key employees; approves employment contracts, severance arrangements and change in control provisions for executive officers; approves and administers cash incentives and deferred compensation plans for executives and oversees performance objectives and funding for such plans; and prepares annual reports as required by the SEC.

Our Compensation Committee currently consists of Mr. Kaplan, as chairman, Mr. Gross and Dr. Nash.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for providing the board of directors with recommendations of individuals to be nominated both for election as directors by the stockholders or to fill vacancies on the board of directors and for service on the Audit and Compensation Committees. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing the administration of our corporate compliance program, including review and assessment of the adequacy of corporate governance principles applicable to us.

Our Nominating and Corporate Governance Committee currently consists solely of Mr. Kaplan.

In accordance with the Corporate Governance Guidelines adopted by the board of directors, the criteria for selection of candidates includes: (i) broad experience, diversity; (ii) wisdom and integrity; (iii) judgment and skill; (iv) understanding of our business environment; (v) experience with businesses and other organizations deemed appropriate by the independent directors in their discretion; (vi) ability to make independent analytical inquiries; (vii) possession of personal qualities, characteristics and accomplishments deemed appropriate by the independent directors in their discretion; (viii) ability and willingness to devote sufficient time to serve on the board of directors and its committees; and (ix) fit of the individual’s skills, experience and personality with those of other directors to maintain an effective, collegial and responsive board of directors. Such persons should not have commitments that would conflict with the time commitments of serving as a director of the Company.

The board of directors does not have a specific policy for consideration of nominees recommended by security holders, however, security holders may recommend a prospective nominee for the board of directors by writing to our corporate secretary at our corporate headquarters and providing the information required by our bylaws, along with any additional supporting materials the security holder considers appropriate. There have been no recommended nominees from security holders for election at the annual meeting. We currently pay no fees to third parties for evaluating or identifying potential nominees.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Meetings of the Board of Directors and its Committees

Our board of directors held a total of four meetings during the fiscal year ended December 31, 2007. During the fiscal year ended December 31, 2007, the Audit Committee held a total of four meetings, the Compensation Committee held a total of four meetings and the Nominating and Corporate Governance Committee held a total of one meeting. During 2006, no director attended fewer than 75% of the aggregate of (1) the total number of meetings of our board of directors, and (2) the total number of meetings held by all committees of our board of directors on which he or she was a member.

Director Compensation

Our Compensation Committee has determined that directors shall be compensated with options for their services on our board of directors. On August 21, 2007, our board of directors approved a resolution that increased the number of options that each director shall individually receive to 0.5% of the total authorized shares of our common stock. The incremental options are subject to a three year vesting period commencing on a monthly basis as of October 1, 2006, and include all previously granted options. Prior to this increase, on January 24, 2005, our board of directors unanimously passed a resolution that each director shall receive a grant of 270,000 options, exercisable at $.30 per share, vesting over a three year period at a rate of 7,500 options per month. In addition, the four independent directors that had served on our board of directors but had not been compensated for the period from August, 2002 through December, 2004 received a grant of 75,000 fully vested options exercisable at $.30 per share. We reimburse all directors for expenses incurred in attending board of directors meetings and other costs directly incurred in connection with services requested by either the board of directors or management.

The following table sets forth the compensation paid to each of our non-employee directors in fiscal year 2007:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Rhonda B. Friedman	$0	$0	$0	$0	$0
Philip J. Gross	0	0	0	0	0
Harris Kaplan	0	0	0	0	0
Bruce S. Morra	0	0	0	0	0
David Nash	0	0	0	0	0

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the our fiscal year ended December 31, 2007.

Code of Ethics

On March 31, 2004 our Board of Directors adopted a Code of Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to our corporate secretary at our executive offices set forth in this document.

ITEM -10
EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to us during the fiscal year ended December 31, 2007 and 2006 by our chief executive officer and our other most highly-compensated executive (we refer to these individuals collectively as the “named executive officers”).

Summary Compensation Table:

		Base		Option	All Other
	Year	Compensation	Bonus	Awards	Comp.	Total

Bruce A. Kehr	2007	$225,000	$-	$-	$-	$225,000
	2006	$225,000	$102,370	$-	$-	$327,370

Davidson R. Dulin	2007	$182,000	$-	$-	$-	$182,000
	2006	$162,000	$12,256	$-	$-	$174,256

Harry M. Stokes	2007	$180,000	$-	$-	$-	$180,000
	2006	$45,000	$-	$-	$-	$45,000

Michael P., Gavin	2007	$180,000	$-	$-	$-	$180,000
	2006	$180,000	$12,120	$-	$-	$192,120

* Includes amounts paid in Cash and Shares of Common Stock

The above compensation firgures do not include the costs of benefits, including healthcare benefits, all of which does not exceed the lesser of $50,000 or 10% of such person’s annual salary and bonus for the years ended December 31, 2007 and 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding equity awards held by the Named Executive Officers at December 31, 2007:

Column	Description

A	Number of Securities Underlying Unexercised Options - Exercisable
B	Number of Securities Underlying Unexercised Options - Unexercisable
C	Option Exercise Price
D	Option Exercise Date

Name		Column A	Column B	Column C	Column D

Bruce A. Kehr	CEO	7,359,088	-	$0.11	08/2/1/17
		426,520	-	$0.32	09/24/14
		1,024,392	-	$0.30	09/24/14
		150,000	-	$0.15	08/24/15
		440,000	9,167	$0.30	01/24/15
		300,000	-	$0.15	08/24/15
		143,006	-	$1.00	01/24/14
		56,082	-	$0.37	01/24/14
		300,000	-	$1.00	05/08/13
Davidson R, Dulin	SVP	2,400,000	1,400,000	$0.11	08/21/17
		512,500	192,188	$0.32	09/24/14
		387,500	48,437	$0.32	09/24/14
		100,000	27,083	$0.30	01/24/15
Harry M. Stokes	SVP & CFO	2,400,000	1,400,000	$0.11	08/21/17
Michael P. Gavin	VP	2,215,404	1,292,318	$0.11	08/21/17
		175,000	47,396	$0.30	01/24/15
		359,597	44,950	$0.30	09/24/14
		40,403	-	$0.37	01/21/14
		150,000	-	$1.00	05/08/13

Note: In January 2008, an additional 21,000,000 options were granted to Bruce A. Kehr as part of his amended and restated employment agreement.

EMPLOYMENT AGREEMENTS

Bruce A. Kehr, M.D. –

On February 1, 2008, the Board of Directors approved the Amended and Restated Employment Agreement of Bruce A. Kehr, M.D. as submitted by the Compensation Committee, which replaced the original agreement which had expired on June 30, 2007. In structuring the amended and restated agreement, the Compensation Committee engaged an independent outside compensation organization to evaluate and establish the appropriate guidelines for structuring a competitive compensation package. The term of the new agreement runs through January 31, 2011.

Under the terms of the agreement, Dr. Kehr’s base salary was increased to $287,000 per annum, and he is entitled to an annual bonus of up to 40% of his base salary for achieving certain performance milestones. In addition, Dr. Kehr was eligible to receive a total of 21,000,000 additional stock options, over a three year period. These options were divided into three options grants, each with an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. The three option grants (i.e. 7.5, 7.0 and 6.5 million options) are each subject to achieving performance targets established by the Company’s Board of Directors, and a portion for continued time of service. One of the grants is also subject to achieving fund raising targets.

In the event of a Change of Control, Dr. Kehr will participate in a Management Bonus Pool. Dr. Kehr’s participation in this pool would be limited to 65% of the total pool. The Company also maintains a $3 million key man life insurance policy on Dr. Kehr, with the Company as beneficiary.

Harry M. Stokes –

The Company entered into an employment agreement with Harry M. Stokes as of October 4, 2006. The agreement provides that Mr. Stokes shall serve as our Senior Vice President and Chief Financial Officer. Mr. Stokes is employed “at will” at an annual base salary of $180,000 per year. He is entitled to an annual bonus. Until such time as we establish a health plan for employees, we have agreed to reimburse Mr. Stokes on a monthly basis for the cost of his paying for his personal health insurance through his existing health plan.

Davison R. Dulin –

We entered into an employment agreement with Davison R. Dulin as of February 15, 2004. The agreement provides that Mr. Dulin shall serve as our Vice President of Sales and Marketing. Mr. Dulin is employed "at will" at an annual base salary of $162,000 per year, plus a quarterly bonus of up $5,000 per quarter. Until such time as we establish a health plan for employees, we have agreed to reimburse Mr. Dulin on a monthly basis for the cost of his paying for his personal health insurance through his existing health plan.

ITEM - 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table included in this section lists the number of shares and percentage of shares beneficially owned based on 119,273,556 shares of our common stock outstanding, as of March 31, 2007 by:
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

The address for each beneficial owner listed in the table, except where otherwise noted, is c/o InforMedix Holdings, Inc., Georgetown Park, 5880 Hubbard Drive, Rockville, Maryland 20852-4821.

	Amount/Nature of Stock		% of Beneficially
	Ownership		Owned

Bruce A. Kehr	14,886,173	1)	11.1%
Davidson R. Dulin	1,989,542	2)	1.6%
Harry M. Stokes	1,066,667	3)	0.9%	*
Michael P, Gavin	1,763,488	4)	1.5%
Rhonda B. Friedman	854,053	5)	0.7%	*
Harris Kaplan	983,835	6)	0.8%	*
Philip Gross	983,056	7)	0.8%	*
Bruce S. Morra	1,744,923	8)	1.4%
David Nash	608,056	9)	0.5%	*
All Executives and Officers
as a Group	24,879,792		17.3%

* Less than 1% of the issued and outstanding shares.

Note:	As of March 31, 2008, a total of 119,273,556 shares of common stock were issued and outstanding.

Ownership totals include vested portions of 2008 Incentive Plan through May 30, 2008.

Footnotes:

1)	Includes 12,062,976 shares issuable upon exercies of options exercisable as of 5/30/08, and 101,858 shares issuable upon exercise of warrants issued in exchange for accrued and unpaid compensation.
2)	Includes 1,903,235 shares issuable upon exercies of options exercisable as of 5/30/08.
3)	Includes 1,066,667 shares issuable upon exercies of options exercisable as of 5/30/08.
4)	Includes 1,672,965 shares issuable upon exercies of options exercisable as of 5/30/08.
5)	Includes 778,889 shares issuable upon exercies of options exercisable as of 5/30/08, and 1,000 shares issuable upon exercise of warrants issued in connection with previous bridge loans.
6)	Includes 778,889 shares issuable upon exercies of options exercisable as of 5/30/08, and 1,000 shares issuable upon exercise of warrants issued in connection with previous bridge loans.
7)	Includes 723,056 shares issuable upon exercies of options exercisable as of 5/30/08, and 145,000 shares issuable upon exercise of warrants issued in connection with previous bridge loans and services.
8)	Includes 623,056 shares issuable upon exercies of options exercisable as of 5/30/08, and 162,750 shares issuable upon exercise of warrants issued in connection with previous bridge loans and services.
9)	Includes 608,056 shares issuable upon exercies of options exercisable as of 5/30/08.

ITEM - 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships

The employment agreements we entered into with each of Bruce Kehr, Harry M. Stokes, and Davison Dulin are discussed in the "Employments" subsection set forth previously in Item - 10.

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

ITEM - 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In November 2007, the Company made a change of independent auditors, and announced Morison Cogen LLP as its new independent audit firm. The aggregate fees billed by our independent auditors, Bagel, Josephs Levine & Company LLC, for each of our last two fiscal years are as follows:

	2007	2006

Audit Fees	51,324	17,500
Tax Fees	789
All Other Fees	21,016	10,500

Of the total 2007 principal accounting fees incurred by the Company, $43,129 was paid to Bagell, Josephs, Levine & Company LLC, and $30,000 was recorded as fees to Morison Cogen (which included a $23,000 accrual for the 2007 year-end audit and review of the annual report).

The fees labeled as All Other Fees above constitute interim reviewed financial statements. Prior to the change from Bagell, Josephs, Levine & Company LLC to Morison Cogen LLP, our audit committee considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our audit committee recommended to our board of directors that Morrison Cogen be engaged to audit our consolidated financial statements for our fiscal year ending December 31, 2007.

PART IV - FINANCIAL INFORMATION

INFORMEDIX HOLDINGS, INC.

ITEM V-1  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
InforMedix Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheet of InforMedix Holdings, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of operation, changes in stockholders’ equity (deficit) and cash flow for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InforMedix Holdings, Inc., as of December 31, 2007, and the results of their operations, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/S/ MORISON COGEN, LLP

Bala Cynwyd, PA
March 28, 2008

To the Stockholders of
InforMedix Holdings, Inc.
Rockville, MD

We have audited the accompanying consolidated balance sheet of InforMedix Holdings, Inc. (the “Company”) as of December 31, 2006, and the related consolidated statements of operation, changes in stockholders’ deficit and cash flow for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InforMedix Holdings, Inc., as of December 31, 2006, and the results of their operations, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/S/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.

MARLTON, NJ
April 5, 2007

INFORMEDIX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

Current Assets
Cash and Cash Equivalents	$370,284	$435,879
Accounts Receivable	71,695	52,162
Inventory	309,622	275,449
Deposits	54,910	-
Prepaid Expenses and other Current Assets	6,333	50,240
Total Current Assets	812,844	813,730

Fixed Assets, Net of Depreciation	51,654	89,313

TOTAL ASSETS	$864,498	$903,043

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Common Stock to be Issued	$-	$2,045,885
Notes Payable	-	100,000
Accounts Payable and Accrued Expenses	637,104	538,150
Total Current Liabilities	637,104	2,684,035

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 Par Value, 4,500,000 shares authorized 12.3 shares and 342.6771 shares issued and outstanding in 2007 and 2006	$-	$-
Common Stock, $0.001 Par Value, 300,000,000 shares authorized 119,273,556 shares and 39,296,321 issued and outstanding in 2007 and 2006	119,274	39,296
Additional Paid-in-Capital	29,378,562	23,151,679
Accumulated Deficit	(29,270,442)	(24,971,967)
Total Shareholders' Equity (Deficit)	227,394	(1,780,992)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$864,498	$903,043

The accompanying notes are an integral part of these consolidated financial statements

INFORMEDIX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

NET REVENUE	$305,028	$102,721

COST OF REVENUE	181,324	65,604

GROSS MARGIN	123,704	37,117

OPERATING EXPENSES
Selling, General and Administrative Expenses (a)	3,994,069 (a)	2,511,327
Product and Development (formerly Research and Development)	391,396	474,934
Depreciation and Amortization	42,655	159,064
Total Operating Expenses	4,428,120	3,145,325

LOSS BEFORE OTHER INCOME/(EXPENSE)	(4,304,416)	(3,108,208)

OTHER INCOME/(EXPENSE)
Interest Income	5,996	8,339
Interest Expense	(55)	(224,979)
Total Other Income/(Expense)	5,941	(216,640)

LOSS BEFORE PROVISION FOR TAXES	(4,298,475)	(3,324,848)

PROVISION FOR TAXES	-	-

LOSS BEFORE ACCRETION OF PREFERRED STOCK DIVIDEND	(4,298,475)	(3,324,848)

ACCRETION OF PREFERRED STOCK DIVIDENDS	-	(3,426,771)

NET LOSS APPLICABLE TO COMMON SHARES	$(4,298,475)	$(6,751,619)

Net Loss per Basic and Diluted Shares	$(0.05)	$(0.17)

Weighted Average Number of Common Shares Outstanding	93,910,683	38,923,737

(a)	includes stock based compensation expense of $1,490,300, and warrants issued for financing and broker fee of $55,000 for the year ended December 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

INFORMEDIX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional
	Preferred Stock		Common Stock		Paid-in	Unearned	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, January 1, 2006	-	$-	38,718,827	$38,719	$17,165,083	$(38,488)	$(18,220,348)	$(1,055,034)

Shares Issued in Connection w/Preferred Stock Offering	343	$-	-	-	3,426,771	-	-	3,426,771

Shares Issued for Services	-	-	577,494	577	72,679	-	-	73,256

Issuance Cost in Connection with Preferred Stock Offering	-	-	-	-	(939,625)	-	-	(939,625)

Accretion related to Preferred Shares	-	-	-	-	3,426,771	-	(3,426,771)	-

Vested Compensation	-	-	-	-	-	38,488	-	38,488

Net Loss for the Year	-	-	-	-	-	-	(3,324,848)

Balance , December 31, 2006	343	-	39,296,321	39,296	23,151,679	-	(24,971,967)	(1,780,992)

Exchange of Preferred Stock/Warrants for Common	(331)	-	37,993,368	37,994	(37,994)	-	-	-

Shares Issued in Connection with Private Placements	-	-	20,910,000	20,910	2,070,090	-	-	2,091,000

Warrant Exercise	-	-	5,000,000	5,000	495,000	-	-	500,000

Shares Issued as Compensation to Vendors	-	-	792,952	793	102,883	-	-	103,676

Warrants Issued as Compensation to Vendors	-	-	-	-	21,000	-	-	21,000

Issuance of '06 Common Stock to be Issued	-	-	15,280,915	15,281	2,030,604	-	-	2,045,885

Equity Incentive Plans	-	-	-	-	1,490,300	-	-	1,490,300

Warrants Issued for Financing and Broker Fees	-	-	-	-	55,000	-	-	55,000

Net Loss for the Year	-	-	-	-	-	-	(4,298,475)	(4,298,475)

Balance , December 31, 2007	12	$-	119,273,556	$119,274	29,378,562	$-	$(29,270,442)	$227,394

The accompanying notes are an integral part of these consolidated financial statements.

INFORMEDIX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES -
Net Loss	$(4,298,475)	$(3,324,848)

Adjustments to Reconcile Net Loss to Net Cash used in Operations -
Depreciation	42,655	45,050
Amortization of Discount on Notes Payable	-	189,699
Amortization of Deferred Loan Costs	-	114,014
Amortization of Unearned Compensation	-	38,488
Preferred Stock Issued for Interest	-	6,771
Common Stock to be Issued for Interest	-	25,000
Stock Option Expense - Employees	1,490,300	86,725
Warrants Issued in Connection with Financing and Broker Fees	55,000	-
Common Stock to be Issued for Services	-	129,535
Warrants Issued for Services	21,000	-
Common Stock Issued for Services	103,676	73,256
Changes in Assets and Liabilities -
(Increase) Decrease in Accounts Receivable	(19,533)	(32,612)
(Increase) Decrease in Inventory	(34,173)	(79,909)
(Increase) Decrease in Prepaid Expenses and Other Assets	43,907	(44,330)
(Increase) Decrease in Deposits	(54,910)	-
(Decrease) Increase in Accounts Payable and Accrued Expenses	98,954	(185,392)
Net Cash Used in Operating Activities	(2,551,599)	(2,958,553)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of Property and Equipment	(4,996)	-
Net Cash Used in Investing Activities	(4,996)	-

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from Issuance of Common Stock	2,591,000	865,000
Proceeds from Issuance of Preferred Stock	-	2,895,000
Proceeds from Notes Payable - Other	-	100,000
Payments on Notes Payable	(100,000)	(481,000)
Net Cash Provided by Financing Activities	2,491,000	3,379,000

Net Increase (Decrease) in Cash and Cash Equivalents	(65,595)	420,447

Cash and Cash Equivalents - Beginning of Year	435,879	15,432

Cash and Cash Equivalents - End of Year	$370,284	$435,879

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Period for:
Interest Expense	$55	$30,759
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Bridge Loan converted to preferred stock	$-	$525,000
Issuance cost in connection with preferred stock	$-	$939,625
Reclassification of inventory to fixed assets	$-	$8,393
Accretion of deemed preferred stock dividend against Paid-in-Capital	$-	$3,426,771
Common Stock issued to satisfy Common Stock to be Issued Liability	$2,045,885	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

InforMedix Holdings, Inc. (the “Company”) was organized under the laws of the State of Nevada on January 19, 2000 under the name Hunapu, Inc.

The Company have developed, patented and integrated a portable patient monitoring device, hardware, software and networked communications system to enable consumers, pharmacists, health plans, disease management organizations, pharmaceutical and biomedical companies, medical researchers and physicians to efficiently monitor and manage patients’ medication adherence and clinical response. The Med-eMonitor system leverages our patent portfolio of 15 issued and 14 pending patents.

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of InforMedix Holdings, Inc. and its wholly owned subsidiaries. All inter-company transactions have been eliminated in consolidation.
.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to the December 31, 2006 financial statements to conform to the 2007 presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

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

The Company maintains cash and cash equivalent balances at several financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company had cash concentration risk of $246,628 and $271,129 as of December 31, 2007 and 2006, respectively.

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

Accounts Receivable

The Company considers the receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations if and when that determination is made.

Inventory

Inventory consists of component parts to be used in the manufacture of Med-eMonitor units, and 722 Med-eMonitor units which were completed during 2007, and will be placed in service as leased units in Fixed Assets in response to future leasing efforts.

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

Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force(EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the years ending December 31, 2007 and 2006 were expensed as research and development.

Deposits

During the quarter ending September 30, 2007, the Company negotiated a continuing relationship with this third-party manufacturer, which involved the development of an additional 1,500 units for a phased delivery beginning in 2008. In connection with this agreement, the Company provided a $50,000 deposit for the purpose of acquiring long lead items required in the manufacture of units included in the initial phase of this new order.

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

Out of pocket costs and directly allowable internal costs incurred in producing the above revenues are allocated to “Costs of Revenues” at the time the corresponding revenues are recognized. Until such time as Med-eMonitor units included in Fixed Assets are deployed in rental programs with sufficient scale, the related depreciation charges are recorded as period depreciation operating expenses.

Product Development

Product development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, developing early prototypes and beta products of its Med-e Monitor device, development of first, second and third generation databases to monitor patient data and remotely program the Med-eMonitor and Med-ePhone devices, communications connectivity between the devices and the databases via the Internet, continuing improvement of the firmware in the device and Med-eXpert software to better meet customer needs, and Website development. Research and development costs are expensed as incurred.

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

Advertising

The cost of advertising is expensed as incurred. Advertising costs were $45,805 and $10,839 for the year ended December 31, 2007 and 2006, respectively.

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

Loss Per Share of Common Stock

The net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share for the year ended December 31, 2007 and 2006 when the Company reported a loss because to do so would be anti-dilutive.

Fair Value

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

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

On August 21, 2007, the Company granted to employees and board members 12,098,246 options based on time of service and 9,942,246 performance options for a total of 22,040,492 options valued at approximately $1,331,000 and approximately $1,094,000 respectively, or a total of $2,425,000. All of the options were valued at the fair market value at the time of issuance.

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

The Company achieved the requirements for vesting of the performance portion of the options for the year ending December 31, 2007, which resulted in recognition of compensation expense of $568,382 under the 2007 Plan. The Company also recognized $778,507 of compensation expense associated with the vesting of options based on time of service. The fair market value was estimated using the Black-Sholes model with the following assumptions: no dividend yield, expected volatility of 220%, and a risk free interest rate based on the 10 year Treasury bill rate at the time of issuance. The term of the options is ten years.

During the year ended December 31, 2007, the Company expensed approximately $1,490,300 for options issued to employees (i.e. $1,346,889 related to the 2007 Plan, and $143,411 from previously issued plans). As of December 31, 2007, there was approximately $1,077,565 of unrecognized compensation expense related to non-vested market-based employee stock option awards that is expected to be recognized through March 31, 2010.

In accordance with SFAS 123R the company recorded $143,410 as stock-based compensation for options granted to employees and directors in prior years but vested during the year period ended December 31, 2007.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The value of the transaction is based on either the fair value of the option, or on the value of the services, whichever is more readily determinable. The fair value is measured on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense (or to prepaid expense if the underlying services are to be performed over a fixed period, and then amortized into expense over that period) and credited to additional paid-in capital.

Common Stock to be Issued

The Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which had been requested, but was not issued as of December 31, 2006. For the year ended December 31, 2006, a total of $2,045,885 of Common Stock to be Issued was recognized. A total of 15,280,915 shares of the Company’s common stock were issued during 2007 to satisfy this liability.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective for fiscal years beginning after December 15, 2006, and became effective for the Company beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007. There were no unrecognized tax benefits as of December 31, 2007. There were no tax interest or penalties incurred during 2007. Tax years from 2004 through 2007 remain subject to examination by tax authorities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required regarding the inputs used to develop the measurements of fair value and the effect of certain measurements reported on the Statement of Operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since the standard is generally applicable only for acquisitions completed in the future, we are unable to determine the effect this standard would have on the accounting for such acquisitions.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2007 and 2006:

	2007	2006

Office and Manufacturing Equipment	$38,457	$38,457
Med-eMonitors on operating leases and held for lease	94,260	94,260
Computer Equipment and Software	102,826	97,830
Equipment under capital leases	45,622	45,622
Sub-total	281,165	276,169
Less: Accumulated Depreciation	229,511	186,856

Net Book Value	$51,654	$89,313

Depreciation expense for the years ended December 31, 2007 and 2006 was $42,655 and $45,050 respectively.

NOTE 4 - NOTES PAYABLE - OTHER

On November 14, 2006, the Company entered into a $100,000 short-term promissory note and warrant agreement with an existing stockholder. The terms of the note include a 10% per annum interest rate payable at the end of the 90 day term along with the delivery of 10,000 warrants at an exercise price of $0.15. The term of the note was extended on February 12, 2007 to May 12, 2007, along with an increase of 100,000 additional warrants valued at $9,000 fair value with a $9,000 expense recognized as a financing fee for the year ended December 31, 2007. These warrants served as consideration for the three month extension in the term of the Note. As of December 31, 2007, this Note was repaid and fully retired.

NOTE 6 - OPERATING LEASE

Effective March 2004, the Company signed a one year office lease agreement for $2,408 per month. The Company continues to make lease payments on a month to month basis at a rate of $2,408 per month.

NOTE 7 - PROVISION FOR INCOME TAXES

As discussed in Note 2, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No.109. The reconciliation of the statutory federal rate to the Company’s tax expense (benefit) is as follows:

	2007		2006
	Amount	%	Amount	%

Income Tax benefit at U.S. federal income tax rate	$(1,446,000)	34	$(1,130,000)	34
Change in Valuation Allowance	1,446,000	(34)	1,130,000	(34)

Total	$-	-	$-	-

The components of deferred tax assets as of December 31, 2007 and December 31, 2006 are as follows:

	2007	2006

Deferred tax asset for NOL carryforwards	$8,254,000	$7,325,000
Share Based Compensation	517,000	-
Valuation allowance	(8,771,000)	(7,325,000)

Total	$-	$-

The valuation for the deferred tax assets as of December 31, 2007 and 2006 was $8,771,000 and $7,325,000, respectively. The change in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $1,446,000. In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. At December 31, 2007, the Company had net operating loss carry forwards for Federal tax purposes of approximately $24,277,000, which would be available to offset future taxable income, if any, through 2027. The amount of federal net operating loss carry forward which can be utilized in any one period may be limited by federal income tax regulations. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

NOTE 8 - EQUITY FINANCING

During the year ended December 31, 2006 the Company raised a total of $3,426,771 from the following equity offering:

Dawson James Preferred Stock Offering - Pursuant to a confidential Private Placement Memorandum dated December 5, 2005 (“PPM4”), as supplemented, we completed the sale of an aggregate of $3,426,771 of our securities, consisting of 289.5 preferred shares (representing $2,895,000 principal amount in cash payments) plus 52.5 preferred shares (representing $525,000 principal amount of cancelled notes payable), and an additional 0.6771 preferred shares for interest expenses. An additional $25,000 of interest expense related to the cancelled notes payable converted into shares in this offering was accrued as of December 31, 2006. Of the $2,895,000 cash received through December 31, 2006 from the funds received under this offering, $496,700 was paid out in related offering costs, including $100,000 to the placement agent (Bruce Meyers of Meyers Associates) as a buy-out of their agreement. An additional $509,685 was disbursed to repay $481,000 in notes payable, including $28,685 in accrued interest thereon. The placement agent received 10% sales commissions on the 289.5 preferred shares sold, or $289,500, and an additional 3% non-accountable expense allowance payment of $86,850, both of which were accounted for as issuance costs. The placement agent will also be issued 4,523,436 shares of common stock as additional issuance cost. The value of these additional common shares, amounting to $939,625, has been recorded as an additional cost charge to “Additional paid-in capital - preferred stock,” with an offsetting credit to “Common stock to be issued.” Upon the issuance of these common shares, the related values will be transferred from “common stock to be issued” to “common stock” and “Additional paid-in capital - common stock.” On August 25, 2006, we concluded our money raising activities pursuant to PPM4.

Commencing in October 2006 and ending in February 2007, the Company offered an Exchange of common shares for previously issued preferred stock issued under the Dawson James Preferred Stock Offering, and also initiated a new common stock offering through Basic Investors (October 16, 2006):

Dawson James Exchange Offering - On October 27, 2006, we issued an exchange offering to the holders of our Series A preferred stock and related Series A-1 and Series A-2 warrants for the purpose of reducing the number of our outstanding warrants. With a reduced number of Series A-1 and Series A-2 warrants outstanding, we were enabled to increase the potential funding available under the Private Placement Memorandum dated October 17, 2006 (“PPM5”). The terms of the exchange offering provide for a total exchange of 115,000 shares of common stock for each share ($10,000 initial investment) of Series A preferred stock and accompanying Series A-1 and Series A-2 warrants. On February 12, 2007, we closed the exchange offering, with 96.4% of the funds invested under PPM4 electing to accept the exchange offering. Of the total funds received, only $123,000, or 12.3 shares of preferred stock, chose not to convert pursuant to the exchange offering.

Basic Investors Common Stock Offering - In October 16, 2006, we retained Basic Investors, Inc as the placement agent for PPM5. The terms of PPM5 involved a purchase price per share of common stock of $0.10, with an accompanying Class C warrant priced at $0.15 for each share of common stock purchased under the offering. The placement agent received a 10% sales commission, along with a 3% non-accounted allowance for expenses, 1.5 million restricted shares of common stock and one Class C warrant for every ten Class C warrants issued in the offering. In addition, we incurred legal costs in documenting the transactions, as well as an escrow account fee of $2,500. On February 28, 2007, we closed the offering, with a final level of funding of $865,000, which was received and recorded in the year ending December 31, 2006. During the year ended December 31, 2007 the Company raised a total of $2,591,000 from the following equity offerings:

Basic Investors Common Stock Offering - On March 23, 2007, the Company retained Basic Investors, Inc as the placement agent for a new Private Placement agreement (“PPM6”). The terms of this new offering matched the terms of the previous PPM5 launched on October 16, 2006, with the exception that a maximum of $2,000,000 was offered, and no over-subscription was made available. On May 22, 2007, this offering expired, with a total funding amounting to $1,141,000.

Dawson James Common Stock Offering - On May 23, 2007, the Company retained Dawson James Securities, Inc. as the placement agent for a new Private Placement agreement (“PPM7”). The terms of this new offering matched the terms of the previous PPM6 launched on March 23, 2007, with the exception that a maximum of $950,000 was offered. The Company closed this offering on August 24, 2007, after receiving the full $950,000 amount of the offering.

Exercise of Warrants on a Discounted Basis (November 19, 2007) - In November 2007, the Company received a total of $500,000 from the exercise of previously issued warrants from the Basic Investors of October 16, 2006. In connection with this transaction, the Company modified the exercise price of the original warrant from $0.15 to $0.10, and also issued an additional 7.8 million new warrants to facilitate the warrant exercise transaction. In connection with the new warrant issuance, the investor exercising the earlier issued warrants transferred previously issued 144 regulated stocks for free trading shares held by another investor.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

On December 14, 2007, the Company’s Stockholders’ approved a resolution to increase the number of authorized common shares from the previously authorized 200,000,000 effective as of March 14, 2006, to 300,000,000 shares.

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

For the year ended December 31, 2006, the Company was obligated to issue a total of 4,523,438 shares representing additional consideration to the Placement Agent as related to confidential Private Placement Memorandum dated December 5, 2005, which was valued at $939,625. The other commitments to issue stock involve the obligations to issue 8,650,000 shares for sales of shares from PPM5, 1,000,000 shares to the placement agent involved in PPM5 for consulting services, 86,725 shares to employees for achievement and performance bonuses, 32,000 shares outside vendors in lieu of cash payments, and 7,500 shares owed to a member of the Company’s Scientific Advisory Board for past service.

During the year ended December 31, 2007, the Company issued all stock listed as Common Stock to be Issued as of December 31, 2006, which as of December 31, 2006 was valued at $2,045,885. This included the following:
1)	4,523,438 shares to Dawson James for Brokerage Fees, valued at $939,625,
2)	1,000,000 shares to Basic Investors for Consulting Fees, valued at $120,000,
3)	287,500 shares to various Dawson James Bridge Investors for interest expense on Bridge Loan, valued at $25,000,
4)	8,650,000 shares to Investors in the Basic Investors PPM5 offering, valued at $865,000,
5)	788,407 shares to members of InforMedix management for bonuses declared in 2006, valued at $86,725,
6)	28,000 shares to Mitch Gooze for marketing and sales consulting services, valued at $8,960, and
7)	3,570 shares to Mill Microsystems for programming services, valued at $575.

In addition to issuing all of the shares included in the December 31, 2006 Common Stock to be Issued, the Company also issued the following shares during the year ended December 31, 2007:
1)	300,000 Shares to the Investors Relations Group for services, valued at $45,000,
2)
37,993,368 shares in connection with the exchange of the Preferred of 96.41% of the Preferred Shares in the Exchange Offering closed on February 28, 2007, which resulted in a net transfer from Preferred Stock to Common Stock,

3)	11,410,000 shares to investors in PPM6 offered by Basic Investors (March 23, 2007), valued at $1,141,000,
4)	9,500,000 shares to investors in PPM7 offered by Dawson James, valued at $950,000,
5)	2,952 shares to Mill Microsystems for programming services, valued at $476,
6)	35,000 shares to Mitch Gooze for marketing and sales consulting services, valued at $11,200,
7)	15,000 shares to Lou Jaffe for advisory board services, valued at $1,500,
8)	15,000 shares to Matt Calvin for advisory board services, valued at $1,500,
9)	350,000 shares to Equity Communications (Steve Chizzik and Ira Weinstein) for payment of outstanding amounts due from earlier Investor and Public Relations services rendered, valued at $35,000,
10)	75,000 shares to Kevin Cole, for staff recruiting services, valued at $9,000, and
11)	5,000,000 shares issued to Camofi under the November 2007 exercise of previously issued warrants, valued at $500,000.

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

As a result of the Dawson James Exchange Offering, which was closed on February 28, 2007, the Company converted all but 12.3 shares of the 342.6771 shares issued under the Dawson James Preferred Offering.

The Company plans on contacting each of the remaining Preferred Stockholders to explore the possibility of retiring all of the remaining 12.3 preferred shares.

Stock Options

A summary of stock option transactions during 2007 and 2006 is as follows:

	Shares *	Shares	Common Share Range

Balance , December 31, 2005	7,637,829	2,405,330	$0.15 to $1.00
Granted/Vested during 2006	305,020	3,785,886	$0.15 to $1.00
Exercised during 2006	-	-	$0.00
Expired during 2006	(457,251)	-	$0.30 to $1.00
Balance , December 31, 2006	8,400,100	6,191,216	$0.00
Granted/Vested during 2007	19,780,471	12,616,341	$0.11 to $1.00
Exercised during 2007	-	-	$0.11 to $1.00
Balance, December 31, 2007 *	28,180,571	18,807,557	$0.11 to $1.00

*	Excludes 21,000,000 options granted to Bruce A. Kehr in January 2008.

Information with respect to stock options that are outstanding at December 31, 2007 is as follows:

	Number of Options Currently		Weighted Average
	Exercisable at	Weighted Average	Exercise Price
Range of	December	Remaining	of Options
Exercise Prices	31, 2007	Contractual Life	Currently Exerciseable

$0.11 to $1.00	18,807,557	4.1 years	$0.18

Warrants

A summary of warrant transactions during 2007 and 2006 is as follows:

	Warrant	Vested	Exercise Price per Common Share
	Shares	Shares	Range

Balance , December 31, 2005	10,272,846	10,272,846	$0.10 to $3.00
Granted/Vested during 2006	10,597,888	10,597,888	$0.15
Exercised during 2006	-	-	$0.00
Balance , December 31, 2006	20,870,734	20,870,734	$0.10 to $3.00
Granted/Vested during 2007	30,997,112	30,997,112	$0.10 to $0.15
Exercised during 2007	(5,000,000)	(5,000,000)	$0.10
Balance , December 31, 2007	46,867,846	46,867,846	$0.10 to $3.00

Information with respect to warrants outstanding and exercisable as of December 31, 2007 is as follows:

	Number of Warrants Currently		Weighted Average
	Exercisable at	Weighted Average	Exercise Price
Range of	December	Remaining	of Warrants
Exercise Prices	31, 2007	Contractual Life	Currently Exerciseable

$0.10 to $3.00	46,867,846	8.8 years	$0.18

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 30, 2007, the employment agreement with the CEO, which was due to expire, was extended through August 31, 2007, and subsequently further extended through October 30, 2007, and December 31, 2007. The Compensation Committee has engaged Compensia, a firm specializing in senior management compensation to evaluate an appropriate compensation range, from which the Compensation Committee can negotiate a new multi-year agreement. The Compensation Committee negotiated a new agreement with the CEO, which agreement was approved by the Board in February 2008.

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

In May 2006, the Company entered into a consulting agreement with Mitch Gooze, and his consulting company Customer Manufacturing Group (“CMG”), to provide sales consulting services for an initial term of three months, commencing July 1, 2006. Compensation consists of a monthly cash payment to CMG of $2,500 and a monthly grant of 7,000 shares of common stock to Mitch Gooze individually. As of September 30, 2007, shares due under this agreement were included in the Common Stock to be Issued, and $20,160 had been expensed. This agreement was not extended beyond June 30, 2007. Mr. Gooze now provides services to InforMedix on an as needed assignment basis.

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

In March 2007, the Company opted to make a change in its Investor Relations and Public Relations efforts, by engaging The Investor Relations Group (“IRG”), located in New York City. This agreement is for one year term at a monthly fee of $17,500, and includes all Investor and Public Relations efforts and the overall management of the corporate communications program. In addition, 300,000 shares of the Company's common stock was issued as an initial fee in March 2007, and for accounting purposes was valued at a fair value of $45,000.

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

Other:

On October 18 and 23, 2007, the Company announced retail agreements with Eaton’s Apothecary of Greater Boston and American Pharmacies of Texas to market the Company's Med-eMonitor through their pharmacists. This effort will initially begin with selected individual pharmacies within the groups, to assure a smooth delivery and implementation process,

Production Agreement

The Company has a production agreement with a third party contract manufacturer which completed the production of the 750 additional units of the Med-eMonitor device delivered in 2007.

The new production agreement calls for the production of 1,500 additional Med-eMonitors units for delivery during the first half of 2008. The new units will be produced in quantities of 250 units. To shorten the production time, the Company provided the manufacturer with a deposit of $50,000 to purchase items which normally have a longer lead time to acquire. As the future units are completed, additional deposits may be necessary.

Under the terms of the production agreement, the new units will have a cost to the Company of approximately $360 per unit.

NOTE 11-   GOING CONCERN

As shown in the accompanying consolidated financial statements, as is typical of companies going through early-stage development of intellectual property, and products and services, the Company incurred net operating losses for the years ended December 31, 2007 and 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises doubt about the Company’s ability to continue as a going concern.

In March 2008, the Company entered into an agreement with Murdock Capital Partners (“MCP”) based on New York City. Murdock will provide InforMedix with capital market advisory services, advice concerning financial matters, including raising additional capital (which will initially involve raising $1.0 to $ 1.3 million of convertible bridge financing), guidance with merger and acquisition opportunities, pursuit of exchange listings, Sarbanes Oxley requirements, investor relations services, other related services such as meeting with current MCP and other highly sophisticated micro cap oriented investors, and general ramp up efforts of the Company’s basic businesses.

In addition, once the Company completes its current convertible bridge financing offering, it is anticipated that Management will be able to direct its focus on expanding the business as opposed to financing the immediate needs of the business.

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

NOTE 13 - CUSTOMER CONCENTRATION

The Company leases a substantial portion of its product to a limited number of customers. During the year ended December 31, 2007, revenue from the Company’s five largest customers, aggregated $287,292, or approximately 94% of total net revenue; revenue to the Company’s largest customer represented approximately 41% of total net revenue and was generated from a one year grant. At December 31, 2007, amounts due from these customers were $70,341. This concentration makes the Company vulnerable to a near-term adverse impact, should the relationship be terminated or otherwise not replaced.

NOTE 14 - SUBSEQUENT EVENTS

On January 10, 2008, the Board of Directors (the “Board”) approved and adopted the Company’s 2008 Equity Incentive Plan, which supercedes, amends and restates the previously issued 2007 Equity Incentive Plan, which was approved by the Company’s stockholders at the 2007 annual meeting of stockholders. Concurrent with the adoption of the 2008 Equity Incentive Plan, the Board approved three option grants to Bruce A. Kehr, the Company’s Chief Executive Officer and Chairman of the Board, each with an exercise price equal to the fair market value of the Company’s common stock on that date. The three option grants (i.e. 7.5, 7.0 and 6.5 million options) vest over three years, and are each subject to achieving performance targets established by the Board, and a portion for continued time of service. One of the grants is also subject to achieving fund raising targets.

In February of 2008, the Company announced the completion of an Amended and Restated Employment Agreement with Bruce A. Kehr, M.D., the CEO of the Company. This Agreement ensures the continuation of Dr. Kehr’s employment with the Company through January 31, 2011. In connection with this new agreement, the Board of Directors also adopted the 2008 Equity Incentive Plan, which increased the cumulative shares available under all Equity Incentive Plans to nearly 20% of the total authorized shares of the Company’s common stock.

In February of 2008, the Company also reported an Amendment in the relationship with ADT-WellHealth (a division of ADT Security, Tyco), wherein, ADT expanded its relationship with InforMedix to include the following involvements, namely:
1)	Introduction and contract with the University of Michigan in an initial program calling for the use of 200 Med-eMonitors in cardiac programs offered by the Health Center.
2)	Use of the Med-eMonitor with diabetic employees of Tyco North America.
3)	Announcing that InforMedix is the preferred provider for additional ADT-WellHealth programs and trials.
4)	Agreement between the parties to discuss a co-branding of the Med-eMonitor.
5)	Agreement to work on mutually acceptable press releases, and
6)	Agreement by ADT WellHealth management to reasonably cooperate in Due Diligence efforts by the Company’s Investment Bankers and significant investors.

InforMedix also agreed to give ADT a 30 day right to negotiate with us in the event the Company is presented with any Sale and or Merger opportunities.

The Company also announced in February 2008 that it has entered into a marketing and sales distribution agreement with Creative Tecknologies (“CA”), a sophisticated and high-end Canadian home security provider. CA intends to market and sell the Med-eMonitor to its current customer base, and through its extensive relationships with Canadian pharmacies. CA also will pursue gaining approval for reimbursement from Canada Health (Federal) and provincial health care agencies.

In March 2008, the Company appeared in an article in USA Today, which focused on the Med-eMonitor. The Company has been very proactive in getting the message conveyed regarding the average medication adherence rates of 90% or better, which have been repeatedly demonstrated continually through the use of the Med-eMonitor. This article and other similar articles focused on medication adherence are recurring with greater frequency. The Company believes the increased exposure should increase market demand for services such as those offered by InforMedix.

Also in March 2008, the Company received the results of the HIV program conducted at the University of California, San Francisco, which reported that patient who used the Med-eMonitor had achieved medication adherence rates of 89.5%. It was reported that this population included many drug abuse patients, as well as near homeless patients, which added greater emphasis on the high level of medication adherence resulting from the use of the Med-eMonitor. This information was subsequently reported in Forbes magazine.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2008	InforMedix Holdings, Inc.

	By:	s/Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer
(Principal executive officer)

	By:	s/Harry M. Stokes
Harry M. Stokes, Chief Financial Officer
(Principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/ s/ Bruce A. Kehr, M.D .	Chairman of the Board and
Bruce A. Kehr	Chief Executive Officer
	(Principal Executive Officer)	April 8, 2008

/ s/ Harry M. Stokes	Chief Financial Officer
Harry M. Stokes	(Principal Financial Officer)	April 8, 2008

/s/ Rhonda B. Friedman, Sc. D	Director	April 8, 2008
Rhonda B, Friedman

/s/ Harris Kaplan	Director	April 8, 2008
Harris Kaplan

/s/ Philip J, Gross	Director	April 8, 2008
Philip J. Gross

/s / Bruce S. Morra	Director	April 8, 2008
Bruce S. Morra

/s/ David N. Nash	Director	April 8, 2008
David N. Nash

InforMedix Holdings, Inc.

Annual Report on Form 10-KSB
Fiscal Year Ended December 31, 2007

EXHIBIT INDEX

Exhibit Number	Description

Exhibits attached to this Form 10-KSB :

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibits incorporated into this Report by Reference are as follows:
3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Designation for Series A Preferred Stock
3.3	Bylaws, as amended (2)
4.1	Specimen common stock certificate (1)
4.2	Specimen Class A Warrant certificate (1)
4.3	Specimen Bridge Warrant certificate (3)
4.4	Specimen Class A Warrant certificate from Private Placement (3)
4.5	Specimen Class B Warrant certificate from Private Placement (3)
4.6	Specimen Placement Agent Warrant certificate from Private Placement (3)
4.7	Specimen Series A-1 Warrant certificate *
4.8	Specimen Series A-2 Warrant certificate *
4.9	Specimen Class C Warrant certificate *
4.10	Specimen Class D Warrant certificate *
10.1	Amended and Restated Employment Agreement dated February 1, 2008 between the Registrant and Bruce A. Kehr, as amended (4)
10.2	Employment Agreement dated September 28, 2006 between the Registrant and Harry M. Stokes (5)
10.3	Employment Agreement dated February 15, 2004, between the Registrant and Davison R. Dulin. (6)
10.4	Lease dated March 1, 2003, by and between Augusto Tono and InforMedix Inc. (4)
10.5	Form Investor Subscription Documents dated December 5, 2005 *
10.6	Form Registration Rights Agreement dated December, 2005 *
10.7	Form Investor Subscription Documents dated October 17, 2006 *

10.8	Form Registration Rights Agreement dated October, 2006 *
10.9	Form Exchange Agreement Subscription Documents dated October 27, 2006 *
10.10	Form Registration Rights Agreement dated October, 2006 *
10.11	Form Investor Subscription Documents dated March 23, 2007 *
10.12	Form Registration Rights Agreement dated March, 2007 *
10.13	Form Investor Subscription Documents dated May 23, 2007 *
10.14	Form Registration Rights Agreement dated May, 2007 *
10.15	2003 Stock Incentive Plan
10.16	2004 Stock Incentive Plan (7)
10.17	2008 Equity Incentive Plan*
10.18	Form 2007 Equity Incentive Plan Stock Option Agreement *
10.19	Form 2008 Equity Incentive Plan Stock Option Agreement *
14.1	Code of Ethics (6)
21.1	List of Subsidiaries *
23.1	Consent of Bagell, Josephs & Company, LLC *
23.2	Consent of Morison & Cogen, LLP *

*	Filed Herewith.
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form SB-2 of the Registrant (File No. 333-45774), filed with the Securities and Exchange Commission on September 14, 2000.
(2)
Incorporated by reference to an exhibit to the Quarterly Report on Form 10-QSB of the Registrant for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 14, 2003.

(3)	Incorporated by reference to an exhibit to the Registration Statement on Form SB-2 of the Registrant (File No. 333-112726), filed with the Securities and Exchange Commission on February 11, 2004.
(4)	Incorporated by reference to an exhibit to the Current Report of Form 8k, filed with the Securities and Exchange Commission on February 22, 2008.
(5)	Incorporated by reference to an exhibit to the Current Report on form 8-K of the Registrant, filed with the Securities and Exchange Commission on October 4, 2006.
(6)	Incorporated by reference to an exhibit to the Annual Report on Form 10-KSB of the Registrant for the year ended December 31, 2003, filed with the Securities and Exchange Commission on April 5, 2004.
(7)	Incorporated by reference to an exhibit to the Definitive Proxy Statement of the Registrant filed with the Securities and Exchange Commission on September 10, 2004.