Form 10-Q
period 2008-03-31
INFORMEDIX HOLDINGS INC
filed 2008-05-15
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

(301) 984-1566
(Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definations of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exhange Act.
Large accelerated filer  ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes☐ No☒

As of May 14, 2008, the registrant had outstanding 119,273,566 shares of common stock, par value $.001 per share.

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Period Ended March 31, 2008

PART 1 - FINANCIAL INFORMATION

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008 and DECEMBER 31, 2007

	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash and Cash Equivalents	$49,029	$370,284
Accounts Receivable	62,748	71,695
Inventory	313,757	309,622
Deposits	6,234	54,910
Prepaid Expenses and other Current Assets	1,136	6,333
Total Current Assets	432,904	812,844

Fixed Assets, Net of Depreciation	86,003	51,654

TOTAL ASSETS	$518,907	$864,498

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$770,623	$637,104
Total Current Liabilities	770,623	637,104

Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 4,500,000 shares authorized
12.3 shares issued and outstanding	-	-
Common Stock, $0.001 Par Value, 300,000,000 shares authorized
119,273,556 shares issued and outstanding	119,274	119,274
Additional Paid-in-Capital	29,570,057	29,378,562
Accumulated Deficit	(29,941,047)	(29,270,442)
Total Stockholders' Deficit	(251,716)	227,394

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$518,907	$864,498

See the accompanying notes to these condensed consolidated financial statements

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
 (Unaudited)
	2008	2007

NET REVENUE	20,400	111,651

COST OF REVENUE	761	96,888

GROSS MARGIN	19,639	14,763

OPERATING EXPENSES
Selling, General and Administrative Expenses (a)	571,488 (a)	466,869
Product and Development (formerly Research and Development)	107,958	111,307
Depreciation and Amortization	10,851	12,307
Total Operating Expenses	690,297	590,483

LOSS BEFORE OTHER INCOME/(EXPENSE)	(670,658)	(575,720)

OTHER INCOME/(EXPENSE)
Interest Income	364	821
Interest Expense	(311)	-
Beneficial Interest	-	(15,000)
Total Other Income/(Expense)	53	(14,179)

LOSS BEFORE PROVISION FOR TAXES	(670,605)	(589,899)

PROVISION FOR TAXES	-	-

NET LOSS	$(670,605)	(589,899)

Net Loss per Basic and Diluted Shares	$(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding (Basic & Diluted)	119,273,556	48,441,805

(a)
Includes stock based compensation expense of $191,495 associated with the Black Sholes valuation of options issued to management and Members of the Board of Directors, which became vested during the period reported.

See the accompanying notes to these condensed consolidated financial statements

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
 (Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES -
Net Loss	$(670,605)	$(589,899)

Adjustments to Reconcile Net Loss to Net Cash used in Operations -
Depreciation	10,851	12,307
Stock Option Expense - Employees	191,495	-
Common Stock to be Issued for Services	-	24,480
Common Stock Issued for Services	-	45,000
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	8,947	24,538
(Increase) Decrease in Inventory	665	(32,300)
(Increase) Decrease in Deposits	(1,324)	-
(Increase) Decrease in Prepaid Expenses and Other Assets	5,197	37,225
(Decrease) Increase in Accounts Payable and Accrued Expenses	133,519	196,019

Net Cash Used in Operating Activities	(321,255)	(282,630)

Net Decrease in Cash and Cash Equivalents	(321,255)	(282,630)

Cash and Cash Equivalents - Beginning of Period	370,284	435,879

Cash and Cash Equivalents - End of Period	$49,029	$153,249

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Period for:
Interest Expense	$311	$-
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common Stock issued or to be issued for services and compensation	$-	$69,480
(Increase) Decrease in Fixed Assets	$(45,200)	$-
(Increase) Decrease in Deposits	$50,000
Common Stock issued to satisfy Common Stock to be Issued Liability	$-	$1,974,105

See the accompanying notes to these condensed consolidated financial statements

Item 1 - NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statement includes the accounts of InforMedix Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

The Company was organized under the laws of the State of Nevada on January 19, 2000 under the name Hunapu, Inc.

The Company has developed, patented and integrated portable patient monitoring units, hardware, software and networked communications system to enable consumers, pharmacists, health plans, disease management organizations, pharmaceutical and biomedical companies, medical researchers and physicians to efficiently monitor and manage patients’ medication adherence and clinical response. The Med-eMonitor system leverages our patent portfolio of 15 issued and 14 pending patents.

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of InforMedix Holdings, Inc. and its wholly owned subsidiaries. All inter-company transactions have been eliminated in consolidation.
.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force(EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the three month periods ended March 31, 2008 and 2007 were expensed as research and development.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (‘SAB”) No. 104, Revenue Recognition , the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured.

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

In all leases, the Company processes leases via credit cards with consumer customers, and via usual and customary payment arrangements with institutional customers, and includes a clause in all contracts relating to timing of cancellations, and return of the Med-eMonitor units in an undamaged condition. In the event a Med-eMonitor or an expired lease is not return or returned damaged, the lease provides for recovery of the costs to repair or fully replace a damaged or unreturned unit.

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

d)
Revenue is recognized on a monthly basis for a separate service fee for the back-end Med-eXpert hosting service, regardless of whether the Med-eMonitor units are deployed under the sales or rental transaction model as aforementioned. This fee includes reimbursement for the requisite monitoring and connectivity service to the individual deployed Med-eMonitor units.

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

For the three month periods ended March 31, 2008 and 2007, the Company’s revenues equaled $20,400 and $111,651 respectively.

Product Development

Product development costs are related primarily to the Company obtaining its 15 issued U.S. and Foreign and 14 pending U.S. and Foreign patents and patent valuation analysis, continuing to prosecute new patent applications, developing early prototypes and beta products of its Med-e Monitor unit, development of first, second and third generation Med-eXpert databases to monitor patient data and remotely program the Med-eMonitor units and Med-ePhones, communications connectivity between the units and the databases via the Internet, continuing improvement of the firmware in the unit and Med-eXpert software to better meet customer needs, and Website development. Research and development costs are expensed as incurred.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement is effective for the Company beginning January 1, 2009. This statement is not currently applicable since its subsidiaries are wholly-owned

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. The Company has not yet determined the impact of the adoption of SFAS 161 on its financial statements and footnote disclosures.

NOTE 3 -  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net operating losses for the three month periods ending March 31, 2008 and 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises doubt about the Company’s ability to continue as a going concern.
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

In addition, presuming the Company completes its current convertible bridge financing offering, it is anticipated that Management will be able to direct increased focus on expanding the business as opposed to financing the immediate needs of the business.

As of May 14, 2008, the Company had raised a total of $605,000 under the Murdock Partners placed offering, . A major investment in the current “bridge” financing has been made by a party who has a personal relationship with the Company’s Government Affairs Consultant. Two of InforMedix’s Board of Directors have also invested in this round.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at March 31, 2008 and 2007:

	2008	2007

Office and Manufacturing Equipment	$38,457	$38,457
Med-eMonitors on operating leases and held for lease	139,460	94,260
Computer Equipment and Software	102,826	97,830
Equipment under capital leases	45,622	45,622
Sub-total	326,365	276,169
Less: Accumulated Depreciation	240,362	199,163

Net Book Value	$86,003	$77,006

During the three month period ending March 31, 2008, the Company transferred 113 units from Inventory - Finished Goods to Fixed Assets - Med-eMonitors, on operating leases, with a book value of $45,200. Depreciation expense for the three month periods ended March 31, 2008 and 2007 was $10,851 and $12,307 respectively.

NOTE 5 - NOTES PAYABLE - OTHER

On November 14, 2006, the Company entered into a $100,000 short-term promissory note and warrant agreement with an existing stockholder. The terms of the note include a 10% per annum interest rate payable at the end of the 90 day term along with the delivery of 10,000 warrants at an exercise price of $0.15. The term of the note was extended on February 12, 2007 to May 12, 2007, along with an increase of 100,000 additional warrants valued at $9,000 fair value with a $9,000 expense recognized as a financing fee for three month period ending March 31, 2007 . These warrants served as consideration for the three month extension in the term of the Note. This Note was repaid in 2007. The Company presently does not have any outstanding Notes Payable.

NOTE 6 - PROVISION FOR INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2008 and 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended March 31, 2008 and there was no accrual for uncertain tax positions as of March 31, 2008.

NOTE 7 - EQUITY FINANCING

During the period ending March 31, 2008, the Company initiated the following financing offering:

Murdock Capital Partners Convertible Promissory Note Offering - On March 19, 2008, the Company retained Murdock Capital Partners as the placement agent for a new Private Placement agreement (“PPM”). The terms of this new offering involve the purchase of Promissory Notes with a face value of $25,000, which carry an 8% coupon rate, and are convertible into shares of equity or equity linked securities offered in the future by the Company, or into shares of the Company’s common stock at a fixed price per share of $0.10. In addition, one-half Class M warrant will be issued for every dollar invested through this offering, which can be exercised to purchase additional shares of the Company’s common stock within five years from the date acquired at a price of $0.15 per share. Under the terms of this offering, the maximum offering was set at $1,000,000, with a $300,000 over subscription allowance. As of March 31, 2008 no funds were received from this offering.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the three month period ending March 31, 2008, the Company did not issue any additional shares of the Company’s common stock.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Share-Based Payment (as amended), using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

The fair market values for options was estimated using the Black-Sholes model with the following assumptions: no dividend yield, expected volatility of 220% and a risk free interest rate based on the 10 year Treasury bill rate at the time of issuance. The term of the options is ten years.

During the three month period ended March 31, 2008, the Company expensed approximately $191,495 for time of service options issued to employees (i.e. $97,722 related to the 2008 Plan, $85,671 related to the 2007 plan, and $8,102 from previously issued plans). The vesting of the performance portion of granted options for the three months ended March 31, 2008, under the 2007 and 2008 Plans is subject to determination later in the year. As of March 31, 2008 there was approximately $1,006,000 of unrecognized compensation expense related to non-vested market-based employee stock option awards that is expected to be recognized through March 31, 2010.

Stock Options

A summary of stock option transactions during the three month period ending March 31, 2008 is as follows:

	Granted	Vested	Common Share Range

Balance , December 31, 2007	26,886,571	18,807,557	$0.11 to $1.00
Granted/Vested during Q1 2008	21,294,000	2,087,943	$0.10
Exercised during Q1 2008	-	-	$0.10 to $1.00
Balance, March 31, 2008	48,180,571	20,895,500	$0.10 to $1.00

Information with respect to stock options that are outstanding at March 31, 2008 is as follows:

Range of Exercise Prices	Number of Options Currently Exercisable at March 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable

$0.10 to $1.00	20,895,500	4.2 years	$0.15

Warrants

A summary of warrant transactions during the three month period ending March 31, 2008 is as follows:

	Warrant Shares	Vested Shares	Exercise Price per Common Share Range

Balance , December 31, 2007	48,867,846	46,867,846	$0.10 to $3.00
Granted/Vested during Q1 2008	-	-	$0.10 to $0.15
Exercised during Q1 2008	-	-	-
Balance , March 31, 2008	46,867,846	46,867,846	$0.10 to $3.00

Information with respect to warrants outstanding and exercisable as of March 31, 2008 is as follows:

Range of Exercise Prices	Number of Warrants Currently Exercisable at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Currently Exercisable

$0.10 to $3.00	46,867,846	8.6 years	$0.18

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 30, 2007, the employment agreement with the CEO, which was due to expire, was extended through August 31, 2007, and subsequently further extended through October 30, 2007, and December 31, 2007. The Compensation Committee engaged Compensia, a firm specializing in senior management compensation to evaluate an appropriate compensation range, from which the Compensation Committee negotiated a new multi-year agreement.

In February of 2008, the Company announced the completion of an Amended and Restated Employment Agreement with Bruce A. Kehr, M.D., the CEO of the Company. This Agreement ensures the continuation of Dr. Kehr’s employment with the Company through January 31, 2011. In connection with this new agreement, the Board of Directors also adopted the 2008 Equity Incentive Plan, which increased the cumulative shares available under all Equity Incentive Plans to nearly 20% of the total authorized shares of the Company’s common stock, or 58,850,000 shares.

Consulting Agreements

In December 2006, the Company entered into a consulting agreement with CMS International, in connection with certain efforts to improve the awareness of InforMedix and more specifically the Med-eMonitor System to governmental and other potential third party insurers and related parties for the purpose of seeking to obtain third party reimbursement. The Company believes that the Med-eMonitor is the type of appliance which could be used by governmental authorities to reduce healthcare costs and expand the services realized from current expenditures, while also providing private insurers and related parties with significant cost saving opportunities, through reduced hospitalizations and lessened demands for interactions with skilled caregivers, while also promoting improved health among both the aged as well as younger populations taking multiple medications to treat chronic conditions. The relationship was initially launched as a six month program, with a monthly retainer of $15,000 and a $25,000 initial fee. The agreement also contains certain bonus features based on achievements. For the three month periods ended March 31, 2008 and 2007, $0 and $30,000 was expensed as fees.

In March 2007, the Company opted to make a change in its Investor Relations and Public Relations efforts, by engaging The Investor Relations Group (“IRG”), located in New York City. This agreement was for one year term at a monthly fee of $17,500, cancellable at any time, and included all Investor and Public Relations efforts and the overall management of the corporate communications program. In addition, 300,000 shares of the Company's common stock was issued as an initial fee in March 2007, and for accounting purposes was valued at a fair value of $45,000.

In August 2007, the Company opted to discontinue the Investor Relations portion of the agreement with IRG, with the decision to concentrate the efforts of IRG on public relation related to the Company’s retail efforts through pharmacies. This relationship was discontinued in November 2007.

The Company is party to other consulting agreements with various third parties for the development of software and production of the monitors.

2007 Equity Incentive Plan

On January 10, 2008, the Board of Directors (the “Board”) approved and adopted the Company’s 2008 Equity Incentive Plan, which supersedes amends and restates the previously issued 2007 Equity Incentive Plan, which was approved by the Company’s stockholders at the 2007 annual meeting of stockholders. Concurrent with the adoption of the 2008 Equity Incentive Plan, the Board approved three option grants to Bruce A. Kehr, the Company’s Chief Executive Officer and Chairman of the Board, each with an exercise price equal to the fair market value of the Company’s common stock on that date. The three option grants (i.e. 7.5, 7.0 and 6.5 million options) vest over three years, and are each subject to achieving performance targets established by the Board, and a portion for continued time of service. One of the grants is also subject to achieving fund raising targets. In accordance with SFAS No. 123(R), the Company has recorded stock-based compensation expense of $97,722 in connection with the issuance of these options during the three month period ended March 31, 2008.

2008 Equity Incentive Plan

On January 10, 2008, the Board of Directors (the “Board”) approved and adopted the Company’s 2008 Equity Incentive Plan, which supersedes amends and restates the previously issued 2007 Equity Incentive Plan, which was approved by the Company’s stockholders at the 2007 annual meeting of stockholders. Concurrent with the adoption of the 2008 Equity Incentive Plan, the Board approved three option grants to Bruce A. Kehr, the Company’s Chief Executive Officer and Chairman of the Board, each with an exercise price equal to the fair market value of the Company’s common stock on that date. The three option grants (i.e. 7.5, 7.0 and 6.5 million options) vest over three years, and are each subject to achieving performance targets established by the Board, and a portion for continued time of service. One of the grants is also subject to achieving fund raising targets. In accordance with SFAS No. 123(R), the Company has recorded stock-based compensation expense of $97,722 in connection with the issuance of these options during the three month period ended March 31, 2008.

Production Agreement

The Company had a production agreement with a third party contract manufacturer which completed the production of the 750 additional units of the Med-eMonitor delivered in 2007.

During the third quarter of 2007, the Company entered into a new production agreement calling for the production of 1,500 additional Med-eMonitors units for delivery during 2008. The new units will be produced in quantities of 250 units. To shorten the production time, the Company provided the manufacturer with a deposit of $50,000 to purchase items which normally have a longer lead time to acquire. As the future units are completed, additional deposits may be necessary. As of March 31, 2008, the $50,000 had been used to acquire long lead time items, and the deposit was transferred to Inventory – Component Parts.

Under the terms of the production agreement, the new units will have a cost to the Company of approximately $360 per unit.

NOTE 9 - CUSTOMER CONCENTRATION

The Company leases a substantial portion of its product to a limited number of customers. During the three month period ended March 31, 2008 and 2007, revenue from the Company’s two largest customers, aggregated $20,250, or approximately 99% of total net revenue. At March 31, 2008, amounts due from these customers were $24,075

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Portions of the discussion in this Form 10-QSB contain forward-looking statements, all of which included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-QSB, and as set forth in the Company's Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 8, 2008.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (‘SAB”) No. 104, Revenue Recognition , the Company recognizes revenue when (I) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured.

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

In all leases, the Company processes leases via credit cards with consumer customers, and via usual and customary billing practices with institutional customers, and includes a clause in all contracts relating to timing of cancellations, and return of the Med-eMonitor units in an undamaged condition. In the event a Med-eMonitor or an expired lease is not returned or returned damaged, the lease provides for recovery of the costs to repair or fully replace a damaged or unreturned unit.

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

d)
Revenue is recognized on a monthly basis for a separate service fee for the back-end Med-eXpert hosting service, regardless of whether the Med-eMonitor units are deployed under the sales or rental transaction model as aforementioned. This fee includes reimbursement for the requisite monitoring and connectivity service to the individual deployed Med-eMonitor units.

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

RESULTS OF OPERATIONS

For the three month period ended March 31, 2008, compared to the three month period ended March 31, 2007

The Company recognized $20,400 in revenues from the lease of its Med-eMonitor(TM) System for the three month period ended March 31, 2008. This represents a decrease of $91,251 from sales of $111,651 for the three month period ended March 31, 2007. The decrease from the $111,651 of sales recognized for the three month period ended March 31, 2007 was primarily the result of completed programs funded by grant monies. During the three month period ended March 31, 2008, those grant revenues were no longer available to the Company as the programs funded by the grants had been completed, and revenues for the quarter were mainly comprised of orders from customers. The Company is transitioning from a principally grant-funded revenue base to a commercial customer revenue base.”

Selling, general and administrative expenses (including all Selling, Marketing, and General/Administrative compensation and a Black Sholes valuation of stock options expensed) for the three month period ended March 31, 2008 of $571,488 include a Black-Sholes adjustment recognizing the 2007 and 2008 Equity Incentive Plans in the amount of $183,393, along with the current vesting of previously awarded options of $8,102. Without this adjustment the Selling, General and Administrative expenses total $379,993 or a decrease of $86,876 compared to $466,869 for the three month period ended March 31, 2007. The decrease is primarily the result of decreased Public and Investor Relations efforts, along with staffing changes.

Product development expenses (including all Product development compensation, previously referred to as Research and Development) for the three month period ended March 31, 2008 of $107,958 decreased by $3,349 compared to $111,307 for the three month period ended March 31, 2007. This decrease reflects development costs related to the design and programming of the Med-eMonitor/Med-eXpert system and the development of the Company’s new Med-ePhone System.

Depreciation and Amortization expense for the three month period ended March 31, 2008 of $10,851 decreased by $1,456 compared to $12,307 for the three month period ended March 31, 2007. This decrease is principally related to the combination of the reduced depreciation related to fixed assets recorded as of December 31, 2007, and the additional depreciation related to Med-eMonitors moved to fixed assets during the three month period ended March 31, 2008.

The Company recognized interest income during the three month period ended March 31, 2008 in the amount of $364 for a decrease of $457 compared to the $821 recognized for the three month period ended March 31, 2007 due to reduced cash balances in its money market account. For the three month period ended March 31, 2008, the Company recognized $311 of interest expense for an increase of $311 as compared to $0 for the three month period ended March 31, 2007. This interest expense was related to charges incurred on outstanding accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

For the three month period ended March 31, 2008, the Company did not have an operating line of credit from a financial institution and consequently has relied on equity financing from investors to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $49,029 at March 31, 2008, as compared with $370,284 at December 31, 2007. In addition, as of March 31, 2008, the Company had accounts receivable equaling $62,748 or a decrease of $8,947 from the $71,695 accounts receivable recorded as of December 31, 2007.

At March 31, 2008 the Company had $664,638 in uncontested trade debt and accrued expenses ,and $105,985 of contested trade debt, as more fully discussed in Part II, Item 1 - Legal Proceedings.

As more fully described in the Financial Statements for the three month period ended March 31, 2008, we initiated PPM 8, a private placement offering through Murdock Capital Partners, with a maximum limit of $1,000,000, subject to an over-subscription allowance of an additional $300,000.

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

The Company had a working capital deficit of $337,719 at March 31, 2008, which produced a current ratio of 0.6 to 1.0. At December 31, 2007, the Company had a working capital surplus of $175,740 and a current ratio was 1.3 to 1.0.

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

IMPLEMENTATION OF BUSINESS PLAN

Revenue recognition will be critical to our future success. The following eight phases summarize the strategies and tactics that we have employed and will continue to employ in order to generate future revenues:

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

In Phase V, we improved the Company's ability to make direct sales into the disease management and managed care markets, through strategic channel partner relationships with companies that employ top performing sale people experienced in these markets.

In Phase VI, we believe we will achieve significant revenue recognition, and have begun achieving revenues with nationally recognized customers, including current programs with XLHealth and ADT (a Medicare Program in Tennessee), the University of Pennsylvania (two programs, including one funded by the Aetna Foundation), the University of California San Francisco (an HIV Program), and the University of Texas Health Science Center at San Antonio (treatment of Schizophrenia).

In Phase VII, we intend to advance our awareness program to improve the visibility of the Company and its Med-eMonitor/Med-ePhone/Med-eXpert system to both the general public, and within our industry, In connection with this effort, we have also initiated efforts to make the Company's products available on a both a retail pharmacy and E-Store basis.

In Phase VIII we have begun to take steps to broaden our investor base to strengthen our balance sheet, and to thereby improve the marketability of our products to institutional customer prospects by attracting individual investors with both the capability to invest larger sums of money as well as possessing business and government contacts that may be of use to expand the Company’s business.

SUBSEQUENT EVENTS

On February 21, 2008 the company announced that Creative Tecknology, a highly innovative Canadian consumer technology retailer whose motto is “Live the Lifestyle…,” will market and sell the Med-eMonitor System directly to its customers, and through its relationships with pharmacies. Creative Tecknology has already begun implementing plans to approach Canada Health and Canadian provincial health authorities to seek health system reimbursement for the Med-eMonitor. Creative Tecknology is a leader in the field of Home Automation design and installation. Their reputation for quality, innovation and professionalism has been carefully built with many successful commercial and residential installations. After conducting its own market research and rigorous testing, Creative Tecknology has approved of the Med-e Monitor System to add to its advanced technology product line, and prominently features the Company’s products on the home page of its corporate website.

On March 26, 2008 InforMedix announced that results presented by Dr. David Bangsberg, an internationally renowned expert on medical adherence, at the Third International Conference on HIV Adherence, showed that HIV+ patients using its Med-eMonitor™ “smart pillbox” that monitors medication and care plan adherence, achieved an average 89.5% medication adherence rate. The Med-eMonitor “smart pillbox” is linked to the Med-eXpert™ software system that analyzes patient information and provides Web-enabled reports and urgent outbound alerts to caregivers when patients miss medication or suffer declining health. Approximately 1.2 million people in the US are living with HIV, with an additional 40,000 becoming infected each year, costing the US health care system approximately $50,000-$75,000 per year per patient, or $50 to $75 billion in total annual costs. Average adherence to HIV antiretroviral therapy is under 70%, and 20-33% of HIV-positive patients will miss at least one of their doses over any given 3-day period. Given that a 10% difference in adherence by individuals is associated with a doubling of viral load, and a 21% increase in the risk of progression to full-blown AIDS; based upon the statistics above Med-eMonitor/Med-eXpert offers the potential for a 40% decrease in the risk of an HIV patient developing full blown AIDS. The challenging population of 76 patients that were enrolled in the program not only suffered from HIV infection, but frequently were also suffering from drug abuse and severe mental illness, and were near-homeless.

On April 14, 2008 InforMedix announced that Boothwyn Pharmacy, a visionary pharmacy that sells medication adherence services to senior independent living centers, pharmaceutical companies, managed care organizations, and consumers, will be marketing and selling Med-ePhone and Med-eMonitor products and services to its existing client base. Boothwyn has pioneered the use of pharmacist consultants to provide medication adherence services, diabetes care products, durable medical equipment, and pharmaceutical compounding.

On April 17, 2008, the Company announced a strategic relationship with InnovationRx a provider of prescription medication adherence solutions, wherein we announced an agreement to market and sell a combined product line to a broad spectrum of Federal and State Governmental Agencies, insurance companies, health plans, managed care companies, disease management organizations, and other related private and public industry organizations and plans. InnovationRx, the healthcare division of Innovation Group, employs an inter-disciplinary, multi-modal methodology to assess and improve medication adherence, which provides clinical evaluation, customized interventions and progress reports. Their services, developed in a research grant partnership with Northeastern University School of Pharmacy, are anchored by proprietary medication adherence risk-assessment instruments and intervention plans, combined with interactive Web-based tools and live pharmacists in call centers. These licensed pharmacists, trained in motivational interviewing and compliance, provide patients with personalized, one-to-one support and consultation. Innovation Group is a global company with revenues in excess of $250 million and is focused on providing risk management business solutions to various industries and marketplaces throughout the world. InforMedix and InnovationRx have begun joint marketing and sales activities to a series of health plan, managed care, pharmaceutical company and military prospects

On May 5 2008 the Company initiated the commercial availability of its Med-ePhone System. The Med-ePhone system provides a simple, inexpensive method for reminding users to take their medications regularly, and records and monitors patient medication adherence and health status over mobile phones and landlines. The Med-ePhone system sends patient-reported data to be analyzed by proprietary software algorithms already operational in InforMedix’s Med-eXpert™ System which will then alert loved ones and/or care managers when a patient’s medications are missed or health declines. Once Med-ePhone users are linked into the system, they receive up to three daily reminders which include prompts to provide answers to simple health status queries. In addition to tracking patient adherence to their medication use and their health status the Med-ePhone System provides healthcare professionals with automated real-time alerts when patients miss their medications or they report that their health status is worsening.

During the period May 1 through May 14, 2008, the Company recognized two closings on the Murdock Capital Partners private placement offering, with a total of $605,000 received, and the Offering potential amount has been expanded to a $2 million maximum, with a $1 million overallotment allowance. A major investment in the current “bridge” financing has been made by a party who is a personal friend with the Company’s Government Affairs Consultant. Two of InforMedix’s Board of Directors have also invested in this round.

Item - 3  CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report (and the financial statements contained in the report), our president and chief financial officer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following our notice on February 1, 2007 Wolfe Axelrod Weinberger Associates, LLC (“WAW”, Plaintiff), one of the service providers, initiated a Complaint against the Company. The amount of the contested billing with WAW equaled $42,791.74.

This Complaint was filed in the Supreme Court of New York located in the County of New York. In the Complaint, the plaintiff had set forth four Causes of Action. These causes of Action included the recovery of the billed amount, a claim for an automatic renewal of their agreement, a claim for a finder's fee in our December 5, 2005 financing, and finally a claim for compensation for the efforts allegedly extended by the firm in assisting the Company to secure financing.

The Company retained a New York law firm to represent its interests and counter-complaint was filed on this matter. On August 8, 2007, the Company provided answers to Interrogatories and provided materials requested in the list of Document Requests.

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

None.

Item - 5   OTHER MATTERS

None.

ITEM - 6  EXHIBITS

Set forth below is a list of the Exhibits to this Quarterly Report for the nine months ended March 31, 2008:

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

Dated: May 14, 2008	InforMedix Holdings, Inc.

	By:	/s/ Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer (Principal executive officer)

	By:	/s/ Harry M. Stokes
Harry M. Stokes, Chief Financial Officer (Principal financial officer)

InforMedix Holdings, Inc.

Quarterly Report on Form 10-QSB
Three Month Period Ended March 31, 2008

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