Form 10-Q
period 2008-06-30
INFORMEDIX HOLDINGS INC
filed 2008-08-19
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

As of August 19, 2008, the registrant had outstanding 119,985,827 shares of common stock, par value $.001 per share.

InforMedix Holdings, Inc.

Quarterly Report on Form 10-Q
Period Ended June 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	2008	2007
ASSETS	(Unaudited)

Current Assets
Cash and Cash Equivalents	$96,063	$370,284
Accounts Receivable	67,837	71,695
Inventory	327,932	309,622
Deposits	6,787	54,910
Prepaid Expenses and other Current Assets	33,549	6,333
Total Current Assets	532,167	812,844

Fixed Assets, Net of Depreciation	81,536	51,654

TOTAL ASSETS	$613,704	$864,498

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Subordinated Convertible Notes, Net of Discount of $25,058	$664,942	$-
Accounts Payable and Accrued Expenses	721,008	637,104
Total Current Liabilities	1,385,950	637,104

Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 4,500,000 shares authorized
12.3 shares issued and outstanding	-	-
Common Stock, $0.001 Par Value, 300,000,000 shares authorized
119,985,827 and 119,273,556 shares issued and outstanding
in 2008 and 2007	119,986	119,274
Additional Paid-in-Capital	29,874,811	29,378,562
Accumulated Deficit	(30,767,043)	(29,270,442)
Total Shareholders' Deficit	(772,246)	227,394

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$613,704	$864,498

See the accompanying notes to these condensed consolidated financial statements

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
 (Unaudited)

	Six Months Ended June 30,				Three Months Ended June 30,
	2008			2007	2008			2007

REVENUES	70,657			230,598	50,257			118,947

COST OF REVENUE	1,901			167,188	1,140			70,300

GROSS MARGIN	68,756			63,410	49,117			48,647

OPERATING EXPENSES
Selling, General and Administrative Expenses	1,325,407	(a	)	1,215,028	753,919	(a	)	733,163
Product and Development (formerly Research and Development)	207,037			210,130	99,079			98,823
Depreciation and Amortization	19,180			23,301	8,329			10,994
Total Operating Expenses	1,551,625			1,448,459	861,328			842,980

LOSS BEFORE OTHER INCOME/(EXPENSE)	(1,482,868)			(1,385,049)	(812,210)			(794,333)

OTHER INCOME/(EXPENSE)
Interest Income	375			1,830	11			1,013
Interest Expense	(8,966)			(55)	(8,655)			(55)
Accretion of Interest on Convertible Notes	(5,142)			-	(5,142)			-
Total Other Income/(Expense)	(13,733)			1,775	(13,786)			958

LOSS BEFORE PROVISION FOR TAXES	(1,496,601)			(1,383,274)	(825,996)			(793,375)

PROVISION FOR TAXES	-			-	-			-

NET LOSS APPLICABLE TO COMMON SHARES	(1,496,601)			(1,383,274)	(825,996)			(793,375)

Net Loss per Basic and Diluted Shares	$(0.01)			(0.02)	$(0.01)			(0.01)

Weighted Average Number of Common Shares Outstanding	119,277,448			73,710,053	119,281,383			98,700,627

(a)
Includes stock based compensation expense of $ 373,034 and $181,539 associated with the Black Sholes valuation of options issued to management and Members of the Board of Directors, which became vested during the respective periods reported.

See the accompanying notes to these condensed consolidated financial statements

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
 (Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES -
Net Loss	$(1,496,601)	$(1,383,274)

Adjustments to Reconcile Net Loss to Net Cash used in Operations -
Depreciation	19,180	23,301
Stock Option Expense - Employees	373,034	-
Accretion of Interest on Convertible Note	5,142	-
Common Stock to be Issued for Services	-	11,201
Common Stock Issued for Services	56,227	45,000
Warrants Issued for Services	22,500	-
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	3,858	(7,092)
Decrease in Inventory	(13,510)	(37,496)
(Increase) Decrease in Deposits	(1,877)	-
(Increase) Decrease in Prepaid Expenses and Other Assets	(27,216)	36,941
(Decrease) Increase in Accounts Payable and Accrued Expenses	83,904	42,541
Net Cash (Used in) Operating Activities	(975,359)	(1,268,878)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of Property and Equipment	(3,862)	(4,996)
Net Cash Used in Investing Activities	(3,862)	(4,996)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from Issuance of Subordinated Convertible Promissory Notes	705,000	1,041,000
Net Cash provided by Financing Activities	705,000	1,041,000

Net Increase (Decrease) in Cash and Cash Equivalents	(274,221)	(232,874)

Cash and Cash Equivalents - Beginning of Period	370,284	435,879

Cash and Cash Equivalents - End of Period	$96,063	$203,005

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Period for:
Interest Expense	$375	$55
Income Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common Stock issued or to be issued for services and compensation	$-	$69,480
(Increase) in Fixed Assets	$(45,200)	$-
Decrease in Deposits	$50,000	$-
Conversion of Convertible Note	$(15,000)	$-
Discount on Convertible Debt	$30,200	$-
Common Stock issued to satisfy Common Stock to be Issued Liability	$-	$1,974,105

See the accompanying notes to these condensed consolidated financial statements

See the accompanying notes to these condensed consolidated financial statements

Item 1 - NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statement includes the accounts of InforMedix Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB. The interim operating results for the three and six months ended June 30, 2008 may not be indicative of operating results expected for the full year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force(EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the six and three month periods ended June 30, 2008 and 2007 were expensed as research and development.

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

In accordance with FAS 13, Accounting for Leases (as amended), all material costs incurred by the Company that would not have been incurred had the leasing transaction not occurred will be deemed direct costs. As such, these material initial direct costs will be deferred and allocated over the lease term in proportion to the recognition of rental income.

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

For the six month periods ended June 30, 2008 and 2007, the Company’s revenues equaled $70,657 and $230,598 respectively.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement is effective for the Company beginning January 1, 2009. This statement is not currently applicable since its subsidiaries are wholly-owned.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because our existing convertible debt instruments are settled only in stock upon maturity, this guidance will not apply, and as a result will not have an impact on the financeial statements.

NOTE 3 -  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net operating losses for the six and three month periods ending June 30, 2008 and 2007. There is no assurance that the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises doubt about the Company’s ability to continue as a going concern.

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

As of August 19, 2008, the Company had raised a total of $835,000 under the March 2008 offering.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at June 30, 2008 and 2007:

	2008	2007

Office Equipment	$38,457	$38,457
Med-eMonitors on operating leases and held for lease	145,878	94,262
Computer Equipment and Software	106,687	102,826
Furniture, Fixtures, Marketing Eqpt, and Testing/Design Eqpt	45,622	45,622
Sub-total	336,644	281,165
Less: Accumulated Depreciation	255,108	229,511

Net Book Value	$81,536	$51,654

During the six month period ending June 30, 2008, the Company transferred 113 units from Inventory - Finished Goods to Fixed Assets - Med-eMonitors, on operating leases, with a book value of $45,200. Depreciation expense for the six month periods ended June 30, 2008 and 2007 was $19,180 and $23,301 respectively. Depreciation expense for the three month periods ended June 30, 2008 and 2007 was $8,339 and $10,994.

NOTE 5 - SUBORDINATED CONVERTIBLE NOTES

On March 19, 2008, the Company commenced a Private Placement Offering for a maximum $1,000,000 of 8% Subordinated Convertible Promissory Notes with a unit/face value of $25,000, and related warrants (Series M Warrants). The Notes become due and payable, together with accrued interest, on the earlier of one year from the date funds are received or upon the commencement and completion of a subsequent Equity offering. The initial offering also allowed for up to a $300,000 over-subscription. In May 2008, the Company and the then existing participants in the offering agreed to increase the maximum value of the offering to $2,000,000, with an increase in the amount of the over-subscription to $1,000,000.

The Notes are also convertible into shares of equity or equity linked securities offered in the future by the Company, or into shares of the Company’s common stock at a fixed price per share of $0.10. In addition, one-half Class M warrant will be issued for every dollar invested through this offering, which can be exercised to purchase additional shares of the Company’s common stock within five years from the date acquired at a price of $0.15 per share. As of June 30, 2008 $705,000 of funds were received from this offering. Of this total, one of the subscribers elected to convert their $15,000 Note into the common stock of the Company at the $0.10 fixed share price. As of June 30, 2008, the outstanding Notes under this offering equaled $690,000.

The gross proceeds of the convertible notes (net of the $15,000 converted in April 2008 and related warrants, were allocated $30,200 to the warrants and $659,800 to the convertible notes. The warrants were valued under the Black Sholes method. Based on the guidance under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock the warrants were classified as equity since the warrant holders have no alternative other than to receive shares of common stock upon exercise of the Series M warrants.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, these is no intrinsic value to the embedded conversion option since the conversion price is higher that the fair market value.

The convertible notes are being accreted to their maturity value over the term of the notes. As of June 30, 2008, $5,142 has been accreted as interest on convertible notes.

NOTE 6 - PROVISION FOR INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2008 and 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2007, the Company had no unrecognized tax benefits, or any tax related interest of penalties.

There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2008. The Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits. Tax years from 2005 through 2007 remain subject to examination by major tax jurisdictions.

NOTE 7 - STOCKHOLDERS’ EQUITY

During the six month period ending June 30, 2008, the Company issued 712,271 shares of the Company’s common stock valued at a total of $71,271, fair value, of which $56,227 (562,271 shares of the Company’s common stock) was issued for services rendered, and $15,000 (150,000 shares of the Company’s common stock) was issued in conjunction with the conversion of a $15,000 convertible note payable.

The Company follows Statement of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Share-Based Payment (as amended), using the modified prospective method as permitted under SFAS 123(R).

The fair market values for options was estimated using the Black-Sholes model with the following assumptions: no dividend yield, expected volatility of 220% and a risk free interest rate based on the 10 year Treasury bill rate at the time of issuance. The term of the options is ten years.

During the six month period ended June 30, 2008, the Company expensed $373,034 for time of service options issued to employees ($198,947 related to the 2008 Plan, $159,763 related to the 2007 plan, and $14,324 from previously issued plans). The vesting of the performance portion of granted options for the six month period ended June 30, 2008, under the 2007 and 2008 Plans is subject to determination later in the year. As of June 30, 2008 there was approximately $825,000 of unrecognized compensation expense related to non-vested market-based employee stock option awards that is expected to be recognized through June 30, 2010.

Stock Options

A summary of stock option transactions during the six month period ending June 30, 2008 is as follows:

	Granted	Vested	Common Share Range

Balance , December 31, 2007	26,886,571	18,807,557	$$0.11 to $1.00
Granted/Vested during Q1 and Q2 2008	21,294,000	3,822,778	$0.10 to $0.29
Exercised during Q1 and Q2 2008	-	-	$0.10 to $1.00
Balance, June 30, 2008	48,180,571	22,630,335	$0.10 to $1.00

Information with respect to stock options that are outstanding at June 30, 2008 is as follows:

Range of Exercise Prices	Number of Options Currently Exercisable at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable

$0.10 to $1.00	22,630,335	4.0 years	$0.15

Warrants

A summary of warrant transactions during the six month period ending June 30 2008 is as follows:

	Warrant Shares	Vested Shares	Exercise Price per Common Share Range

Balance , December 31, 2007	46,867,846	46,867,846	$0.10 to $3.00
Granted/Vested during Q1 and Q2 2008	602,500	602,500	$0.15 to $0.20
Exercised during Q1 and Q2 2008	-	-	-
Balance , June 30, 2008	47,470,346	47,470,346	$0.10 to $3.00

Information with respect to warrants outstanding and exercisable as of June 30, 2008 is as follows:

Range of Exercise Prices	Number of Warrants Currently Exercisable at June 30 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Currently Exercisable

$0.10 to $3.00	47,470,346	8.0 years	$0.18

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

In February of 2008, the Company announced the completion of an Amended and Restated Employment Agreement with Bruce A. Kehr, M.D., the CEO of the Company. This Agreement extends the term of Dr. Kehr’s employment with the Company through January 31, 2011. In connection with this new agreement, the Board of Directors also adopted the 2008 Equity Incentive Plan, which increased the cumulative shares available under all Equity Incentive Plans to nearly 20% of the total authorized shares of the Company’s common stock, or 58,850,000 shares.

Consulting Agreements

CMSCO International - In December 2006, the Company entered into a consulting agreement with CMSCO International (“CMSCO”), in connection with certain efforts to improve the awareness of InforMedix and more specifically the Med-eXpert and Med-eMonitor Systems to governmental and other potential third party insurers and related parties for the purpose of seeking to obtain third party reimbursement. The Company believes that the Med-eXpert Information System, which links to the Med-eMonitor, provides the type of information which could be used by governmental authorities to reduce healthcare costs and expand the services realized from current expenditures, while also providing private insurers and related parties with significant cost saving opportunities, through reduced hospitalizations and lessened demands for interactions with skilled caregivers, while also promoting improved health among both the aged as well as younger populations taking multiple medications to treat chronic conditions. The relationship was initially launched as a six month program, with a monthly retainer of $15,000 and a $25,000 initial fee. The agreement also contained certain bonus features based on achievements.

On May 9, 2008 the Company entered into a new Consulting Services Agreement with CMSCO. Under the terms of this Agreement, the Consultant will provide services related to product research; development and value engineering for potential off-shore manufacturing of devices to utilize the Med-eXpert System; coordinate efforts directed at obtaining third-party reimbursement; assist the Company in developing strategic business relationships to drive the Company’s revenues; make introductions and assist in building relationships with potential strategic alliance parties in areas including media, consumer marketing, ,sales and product promotion, and identify, make introductions and assist in building relationships with selected businesses relative to international opportunities. For the three month periods ended June 30, 2008 and 2007, $158,000 and $30,000 was expensed as fees to CMSCO.

The Andreotti Group - On May 23, 2008, the Company entered into a Consulting Agreement with The Andreotti Group. Under the terms of this Agreement, The Andreotti Group was engaged to:
1.
Evaluate and validate the InforMedix solutions, including the market opportunity, target customers, competitive landscape, and the value propositions for the Med-eXpert System, Med-eMonitor, and Med-ePhone;

2.	Evaluate the current and alternative business model(s) and go-to-market options; examine the capacity to scale for growth in the event of accelerated market demand;
3.
Prepare a comprehensive business plan and model, including financial targets, funding requirements, market and channel programs, supply chain requirements, operating and organizational plans, and an overall business roadmap;

4.	Prepare an investor package and information, and assist in investor meetings.

Cindy K. Andreotti is President and CEO of The Andreotti Group LLC. The Andreotti Group is a strategic business advisory firm serving Domestic and Global Enterprise Clients, Private Equity and Institutional Firms, and International Investment Groups. Prior to the launch of The Andreotti Group, Ms. Andreotti enjoyed a 26 year career in the telecommunications industry, (12 years with AT&T and 14 years with MCI), and held positions of progressively increasing executive and corporate management responsibility.

While at MCI, Ms. Andreotti was responsible for a $14B P&L, 9500 employees worldwide, 62,000 customers billing from $30K through $150M annually, both domestic and global, retail and wholesale, including Government Markets. Most recently, Ms. Andreotti was President of Enterprise Markets, and helped to lead the Company out of bankruptcy following its acquisition by WorldCom. She was responsible for sales, service and bottom-line performance for the most successful and profitable business unit at MCI. Previous assignments at MCI included President of Business Markets, and President of Global Accounts and Strategic Ventures and Alliances. Before joining MCI in 1990, Ms. Andreotti held executive management positions at AT&T Corporation. Ms. Andreotti was recently ranked as one of the most powerful women in the Washington, D.C. metropolitan area by The Washington Post, serves as Vice Chairman of the Japan American Society, a cabinet member of the Los Angeles Music Center, a member of the Executive Committee for the Red Cross, a member of the Accenture Women’s Leadership Forum, a member of the board of directors for APAC Customer Services, Inc., a leading provider of customer interactive solutions, and a member of the board of directors for Rivermine Software Inc., a leading provider of enterprise Telecommunications Expense Management solutions.

The Company is party to other consulting agreements with various third parties for the development of software and production of the Med-eXpert System and device/program adaptations, including the Med-ePhone programs, and varying adaptations of the Med-eMonitor.

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

2008 Equity Incentive Plan

On January 10, 2008, the Board of Directors (the “Board”) approved and adopted the Company’s 2008 Equity Incentive Plan, which supersedes amends and restates the previously issued 2007 Equity Incentive Plan, which was approved by the Company’s stockholders at the 2007 annual meeting of stockholders. Concurrent with the adoption of the 2008 Equity Incentive Plan, the Board approved three option grants to Bruce A. Kehr, the Company’s Chief Executive Officer and Chairman of the Board, each with an exercise price equal to the fair market value of the Company’s common stock on that date. The three option grants (i.e. 7.5, 7.0 and 6.5 million options) vest over three years, and are each subject to achieving performance targets established by the Board, and a portion for continued time of service. One of the grants is also subject to achieving fund raising targets. In accordance with SFAS No. 123(R), the Company has recorded stock-based compensation expense of $201,368 in connection with the issuance of these options during the six month period ended June 30, 2008.

Production Agreement

The Company had a production agreement with a third party contract manufacturer which completed the production of the 750 additional units of the Med-eMonitor delivered in 2007.

During the third quarter of 2007, the Company entered into a new production agreement calling for the production of 1,500 additional Med-eMonitors units for delivery during 2008. The new units will be produced in quantities of 250 units. To shorten the production time, the Company provided the manufacturer with a deposit of $50,000 to purchase items which normally have a longer lead time to acquire. As the future units are completed, additional deposits may be necessary. As of June 30, 2008, the $50,000 had been used to acquire long lead time items, and the deposit was transferred to Inventory - Component Parts.

Under the terms of the production agreement, the new units will have a cost to the Company of approximately $360 per unit.

NOTE 9 - CUSTOMER CONCENTRATION

The Company leases a substantial portion of its product to a limited number of customers. During the six month period ended June 30, 2008, revenue from the Company’s four largest customers, aggregated $49,278, or approximately 98% of total net revenue. At June 30, 2008, amounts due from these customers were $65,743.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Portions of the discussion in this Form 10-Q contain forward-looking statements, all of which included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this Form 10-Q, and as set forth in the Company's Form 10-KSB for the year ended December 31, 2007, filed with the SEC on April 8, 2008.

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

In all leases, the Company processes leases via credit cards with consumer customers and via usual and customary billing practices with institutional customers, and includes a clause in all contracts relating to timing of cancellations, and return of the Med-eMonitor units in an undamaged condition. In the event a Med-eMonitor or an expired lease is not returned or returned damaged, the lease provides for recovery of the costs to repair or fully replace a damaged or unreturned unit.

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

RESULTS OF OPERATIONS

For the three month period ended June 30, 2008, compared to the three month period ended June 30, 2007

The Company recognized $50,257 in revenues from the lease of its Med-eMonitor(TM) System for the three month period ended June 30, 2008. This represents a decrease of $68,690 from sales of $118,947 for the three month period ended June 30, 2007, which decrease was primarily the result of completed programs funded by grant monies. During the three month period ended June 30, 2008, those grant revenues were no longer available to the Company as the programs funded by the grants had been completed, and revenues for the quarter were mainly comprised of orders from commercial customers. The Company is transitioning from a principally grant-funded revenue base to a commercial customer revenue base.

Selling, general and administrative expenses (including all Selling, Marketing, and General/Administrative compensation and a Black Sholes valuation of stock options expensed) for the three month period ended June 30, 2008 of $753,919 include a Black-Sholes adjustment recognizing the 2007 and 2008 Equity Incentive Plans in the amount of $175,317, along with the current vesting of previously awarded options of $6,222. Without these adjustments the Selling, General and Administrative expenses total $572,380 or a decrease of $167,632 compared to $733,163 for the three month period ended June 30, 2007. The decrease is primarily the result of decreased Public and Investor Relations consulting fees, along with staffing changes.

Product development expenses (including all Product development compensation, previously referred to as Research and Development) for the three month period ended June 30, 2008 of $99,079 increased by $256 compared to $98,823 for the three month period ended June 30, 2007. This increase reflects development costs related to the design and programming of the Med-eMonitor/Med-eXpert system and the development of the Company’s new Med-ePhone System.

Depreciation and Amortization expense for the three month period ended June 30, 2008 of $8,329 decreased by $2,665 compared to $10,994 for the three month period ended June 30, 2007. This decrease is principally related to the combination of the reduced depreciation related to fixed assets recorded as of December 31, 2007, and the additional depreciation related to Med-eMonitors moved to fixed assets during the period ended June 30, 2008.

The Company recognized interest income during the three month period ended June 30, 2008 in the amount of $11 for a decrease of $1002 compared to the $1,013 recognized for the three month period ended June 30, 2007 due to reduced cash balances in its money market account. For the three month period ended June 30, 2008, the Company recognized $8,655 of interest expense for an increase of $8,600 as compared to $55 for the three month period ended June 30, 2007. This interest expense was primarily related to charges accrued on the Subordinated Convertible Promissory Notes issued during the period.  In addition, the Company recognized $5,142 as Accretion of Interest on Convertible Notes during the three month period ended June 30, 2008.

For the six month period ended June 30, 2008, compared to the six month period ended June 30, 2007

The Company recognized $70,657 in revenues from the lease of its Med-eMonitor(TM) System for the six month period ended June 30, 2008. This represents a decrease of $159,941 from sales of $230,598 for the six month period ended June 30, 2007, which decrease was primarily the result of completed programs funded by grant monies. During the six month period ended June 30, 2008, those grant revenues were no longer available to the Company as the programs funded by the grants had been completed, and revenues for the quarter were mainly comprised of orders from customers. The Company is transitioning from a principally grant-funded revenue base to a commercial customer revenue base.”

Selling, general and administrative expenses (including all Selling, Marketing, and General/Administrative compensation and a Black Sholes valuation of stock options expensed) for the six month period ended June 30, 2008 of $1,325,407 include a Black-Sholes adjustment recognizing the 2007 and 2008 Equity Incentive Plans in the amount of $358,710, along with the current vesting of previously awarded options of $14,324. Without this adjustment the Selling, General and Administrative expenses total $952,373 or a decrease of $86,876 compared to $262,655 for the six month period ended June 30, 2007. The decrease is primarily the result of decreased Public and Investor Relations consulting fees, along with staffing changes.

Product development expenses (including all Product development compensation, previously referred to as Research and Development) for the six month period ended June 30, 2008 of $207,037 decreased by $3,093 compared to $210,130 for the six month period ended June 30, 2007. This decrease reflects development costs related to the design and programming of the Med-eMonitor/Med-eXpert system and the development of the Company’s new Med-ePhone System.

Depreciation and Amortization expense for the six month period ended June 30, 2008 of $19,180 decreased by $4,121 compared to $23,301 for the six month period ended June 30, 2007. This decrease is principally related to the combination of the reduced depreciation related to fixed assets recorded as of December 31, 2007, and the additional depreciation related to Med-eMonitors moved to fixed assets during the period ended June 30, 2008.

The Company recognized interest income during the six month period ended June 20, 2008 in the amount of $375 for a decrease of $1,455 compared to the $1,830 recognized for the six month period ended June 30, 2007 due to reduced cash balances in its money market account. For the six month period ended June 30, 2008, the Company recognized $8,966 of interest expense for an increase of $8,911 as compared to $55 for the six month period ended June 30, 2007. This interest expense was primarily related to charges accrued on the Subordinated Convertible Promissory Notes issued during the period. In addition, the Company recognized $5,142 as Accretion of Interest on Convertible Notes during the six month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2008, the Company did not have an operating line of credit from a financial institution and consequently has relied on equity financing from investors to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $96,063 at June 30, 2008, as compared with $370,284 at December 31, 2007. In addition, as of June 30, 2008, the Company had accounts receivable equaling $67,837 or a decrease of $3,858 from the $71,695 accounts receivable recorded as of December 31, 2007.

At June 30, 2008 the Company had $615,023 in uncontested trade debt and accrued expenses, and $105,985 of contested trade debt, as more fully discussed in Part II, Item 1 - Legal Proceedings.

As more fully described in the Financial Statements for the six month period ended June 30, 2008, we initiated PPM 8, a private placement offering through Murdock Capital Partners in March 2008, with a maximum limit of $1,000,000, subject to an over-subscription allowance of an additional $300,000. In May 2008, we modified this offering by increasing the maximum limit to $2,000,000 with an over-subscription allowance of an additional $1,000,000.

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

The Company had a working capital deficit of $853,783 at June 30, 2008, which produced a current ratio of 0.4 to 1.0. At December 31, 2007, the Company had a working capital surplus of $175,740 and a current ratio was 1.3 to 1.0.

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

In Phase VIII, we have begun working with Cindy Andreotti and the Andreotti group, who have become actively involved in assisting the Company in securing revenue-producing contracts through: traveling with the Company’s CEO to attend business development meetings with business alliance partners and customers; actively engaging in negotiating customer and alliance transactions with the Company’s CEO and Senior Management; originating and sourcing potential customers and alliance partners from The Andreotti Group’s wealth of contacts; meeting with prospective investors in InforMedix; attracting prospective investors to meet with the Company’s CEO and facilitating and attending those meetings; and revising the Company’s business and financial plan to address how the Company can generate increased revenues over both the shorter and longer terms, target customers at more senior levels of management who have strategic responsibility and budgetary authority to commit to projects using the Med-eXpert System, repositioning the Company’s product and service offerings to create higher value in the minds of prospective customers; and other activities. Through this process we have begun to take steps to broaden our investor base to strengthen our balance sheet, and to thereby improve the marketability of our products to institutional customer prospects by attracting individual investors with both the capability to invest larger sums of money as well as possessing business and government contacts that may be of use to expand the Company’s business. This type of investor has already been attracted to invest in the Company’s current round of convertible debt financing.

On March 26, 2008 InforMedix Holdings, Inc. announced that results presented by Dr. David Bangsberg, an internationally renowned expert on medical adherence, at the Third International Conference on HIV Adherence. Dr. Bangsberg’s report showed that HIV+ patients using its Med-eMonitor “smart pillbox”, that monitors medication and care plan adherence, achieved an average 89.5% medication adherence rate. The Med-eMonitor “smart pillbox”, which is linked and supported by the Med-eXpert™ software system analyzes patient information and provides real-time Web-enabled reports and urgent outbound alerts to caregivers when patients miss medication or suffer declining health. Approximately 1.2 million people in the US are living with HIV, with an additional 40,000 are reportedly becoming infected each year, costing the US health care system approximately $50,000-$75,000 per year per patient, or $50 to $75 billion in total annual costs. Average adherence to HIV antiretroviral therapy is under 70%, and 20-33% of HIV-positive patients will miss at least one of their doses over any given 3-day period. Given that a 10% difference in adherence by individuals is associated with a doubling of viral load, and a 21% increase in the risk of progression to full-blown AIDS; based upon the statistics above Med-eMonitor/Med-eXpert offers the potential for a 40% decrease in the risk of an HIV patient developing full blown AIDS. . The challenging population of 76 patients that were enrolled in the program not only suffered from HIV infection, but frequently were also suffering from drug abuse and severe mental illness, and were near-homeless situations.

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

To advance the commercial prospects for Med-ePhone, on August 12th, 2008, the Company announced that it is teaming up with Audiopoint, also of Rockville, to provide advanced voice-enabled communications, automatic speech recognition, and medication compliance and persistence information services in real-time on mobile devices; to improve medication compliance and persistence, which reduces healthcare costs and increases pharmaceutical company and pharmacy sales revenues.  Audiopoint is a leading provider of innovative voice and data services for consumer-oriented businesses in the Fortune 500.

InforMedix’s Med-eXpert and Med-ePhone systems provide real-time, customizable, and actionable information about the medication adherence and health status of chronically ill patients using any cellular or home telephone service. The joint technology combines Audiopoint’s world class, consumer-centric voice portal with InforMedix’s Med-eXpert intelligent system to link patient data with each of the key stakeholders administering care including family members, pharmacists, caregivers and physicians.

Under the agreement, Audiopoint and InforMedix will seek to sell InforMedix’s Med-ePhone System to both companies’ existing and future non-healthcare corporate and consumer customers. The newly combined services will be marketed to pharmaceutical manufacturers interested in improving brand compliance and persistence; pharmacy customers seeking improved medication and care plan adherence; and chronic care management companies who are searching for technologies to improve health outcomes and reduce costs. Additionally, the Audiopoint solution will include a revenue generating Ad Model. This unique opportunity to communicate with the consumer is a bright spot in a declining advertising market due to its granular targetability and extremely high ROI.

According to eyeforpharma.com and the Managing Director of Eularis Dr. Andrew Bates, medication non-adherence costs the pharmaceutical industry estimated $30 B annually in lost revenues. Acquiring new patients can be six times more costly than retaining current patients, so increasing the focus on medication adherence can translate into additional top line and bottom line revenues to pharmaceutical manufacturers. In fact, a recent report from MIT’s Sloan School of Management found that improving customers’ medication adherence by 25% can benefit a community pharmacy with increased gross revenues of $1.7 M, or gross profits of $400,000 a year.

In 2005, research by Arar published in the journal Informatics in Primary Care reported that a phone reminder system used in a therapy setting for which forgetting to take medication is a key underlying issue can substantially improve the return-on-investment. Even if just 6.5% of a patient population participates in the program and increases their adherence rate from the typical 40% to 85%, using a drug that generates 2 million prescriptions a year at a cost of $80 a month could lead to increased revenues of $45 million. If the intervention costs $5 per patient per month, companies could potentially realize an ROI of upwards of 300% to 600%. Balance that with fact that pharmaceutical manufacturers spent, according to ProQuest, more than $4.2 billion in direct-to-consumer advertising in 2005, and that amount is accelerating upward.

SUBSEQUENT EVENTS

During the period July 1 through July, 2008, the Company recognized two closings on the March offering, with a total of $130,000 received. As mentioned earlier in this report, the Offering increased the maximum funding to $2.0 million, and also increased the over subscription allowance to $1.0 million.

On July 2, 2008, the Company reported that Auburn University’s Harrison School of Pharmacy successfully incorporated InforMedix’s Med-eMonitor and Med-eXpert Systems into its teaching curriculum, to teach the role of the community pharmacist in ensuring proper medication adherence and holistic health management and consulting. The Med-eMonitor and Med-eXpert Systems received strongly positive reviews from a trial patient, her family members, and pharmacy faculty members. Auburn University has an international reputation for evaluating and teaching how cutting edge technology can enhance the practice of pharmacy, and the role of the pharmacist as a consultant in holistically evaluating and advising patients with respect to their medications and health.

On July 29, 2008 InforMedix and HC Innovations, Inc. (OTCBB: HCNV.OB), the holding company for Enhanced Care Initiatives (ECI), signed a Letter of Agreement whereby up to 530 eligible patients of ECI will be monitored by InforMedix’s Med-eXpert System. Med-eXpert provides critical real-time intelligence on the medication adherence and health status of chronically ill outpatients, by capturing this information from patients using Med-ePhone and Med-eMonitor patient appliances, and providing instant alerts if patients miss medication or their health is declining.

Enhanced Care Initiatives provides relationship driven complex care management services for medically unstable, complex patients through a program of 24/7 clinical support and intensive interventions that are based upon care plans guided by a proprietary electronic health record (EHR) system. ECI will use InforMedix’s information systems to receive real-time, actionable information that is customized to optimize health and reduce costs. ECI plans to use the medication monitoring systems in a focused manner, as an additional tool in their complex care management program as they prevent costly hospitalizations, nursing home admissions, and other high-cost events; while improving the health status of its complex patients.

As discussed above, on August 12, 2008, the Company announced an agreement with Audiopoint, to provide advanced voice-enabled communications, audio speech recognition, and medication compliance and persistence information services in real-time on mobile devices, to seek to improve medication compliance and persistence, which we believe will reduce healthcare costs and increase pharmaceutical company and pharmacy sales revenues. Audiopoint is a leading provider of innovative voice and data services for consumer-oriented businesses in the Fortune 500.

Item - 3 Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act, and in Item 10(f)(1) of Regulation 8-K, we are electing scaled disclosure reporting obligation and therefore are not required to provide the information requested by this item

Item - 4T CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

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

Following our notices of February 1, 2007, the Company entered into a settlement agreement with Wolfe Axelrod Weinberger Associates, LLC (“WAW”), and the terms of the settlement agreement were fully satisfied as of March 1, 2008. The Company has not received any settlement offers from the remaining notice former service provider as of August 19, 2008.

Item - 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not offered any straight Equity financing offering during 2008. However, the Company is currently seeking to raise funds through a Convertible Note offering, which is described below.

On March 19, 2008, the Company commenced a Private Placement Offering for a maximum $1,000,000 of 8% Subordinated Convertible Promissory Notes with a unit/face value of $25,000, and related warrants (Series M Warrants). The Notes become due and payable, together with accrued interest, on the earlier of one year from the date funds are received or upon the commencement and completion of a subsequent Equity offering. The initial offering also allowed for up to a $300,000 over-subscription. In May 2008, the Company and the then existing participants in the offering agreed to increase the maximum value of the offering to $2,000,000, with an increase in the amount of the over-subscription to $1,000,000.

The Notes are also convertible into shares of equity or equity linked securities offered in the future by the Company, or into shares of the Company’s common stock at a fixed price per share of $0.10. In addition, one-half Class M warrant will be issued for every dollar invested through this offering, which can be exercised to purchase additional shares of the Company’s common stock within five years from the date acquired at a price of $0.15 per share. As of June 30, 2008 $705,000 of funds were received from this offering. Of this total, one of the subscribers elected to convert their $15,000 Note into the common stock of the Company at the $0.10 fixed share price. As of June 30, 2008, the outstanding Notes under this offering equaled $690,000.

These sales were intended to be exempt from the registration requirements of the Secuirties Act, pursuant to Regulation D thereunder.

Item - 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item - 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item - 5 OTHER MATTERS

None.

ITEM - 6 EXHIBITS

Set forth below is a list of the Exhibits to this Quarterly Report for the three months ended June 30, 2008:

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

Dated: August 19, 2008	InforMedix Holdings, Inc.

	By:	/s/ Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer
(Principal executive officer)

By:	/s/ Harry M. Stokes
Harry M. Stokes, Chief Financial Officer
(Principal financial officer)

InforMedix Holdings, Inc.

Quarterly Report on Form 10
Six and Three month Periods Ended June 30, 2008

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