Form 10-Q
period 2008-09-30
INFORMEDIX HOLDINGS INC
filed 2008-11-19
CIK 1123458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
Yes ☐ No ☒

As of November 18, 2008, the registrant had outstanding 119,985,827 shares of common stock, par value $.001 per share.

InforMedix Holdings, Inc.

Quarterly Report on Form 10-Q
Period Ended September 30, 2008

PART 1 - FINANCIAL INFORMATION

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$37,757	$370,284
Accounts Receivable	99,207	71,695
Inventory	321,846	309,622
Deposits	6,947	54,910
Prepaid Expenses and other Current Assets	33,986	6,333
Total Current Assets	499,743	812,844

Fixed Assets, Net of Depreciation	45,991	51,654

TOTAL ASSETS	$545,734	$864,498

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Subordinated Convertible Promissory Notes, Net of Discount of $21,971	$848,029	$-
Notes Payable	130,000	-
Common Stock to be Issued	83,333	-
Accounts Payable and Accrued Expenses	960,204	637,104
Total Current Liabilities	2,021,566	637,104

Stockholders' Deficit
Preferred Stock, $0.001 Par Value, 4,500,000 shares authorized
12.3 shares issued and outstanding	-	-
Common Stock, $0.001 Par Value, 300,000,000 shares authorized
119,985,827 and 119,273,556 shares issued and outstanding
in 2008 and 2007	119,986	119,274
Additional Paid-in-Capital	30,011,153	29,378,562
Accumulated Deficit	(31,606,971)	(29,270,442)
Total Shareholders' Deficit	(1,475,832)	227,394

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$545,734	$864,498

See the accompanying notes to these condensed consolidated financial statements

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
 (Unaudited)

	Nine Months Ended Sept 30,		Three Months Ended Sept 30,
	2008	2007	2008	2007

REVENUES	$151,667	$292,625	$81,010	$62,027

COST OF REVENUE	47,566	181,144	45,665	13,956

GROSS MARGIN	104,101	111,481	35,345	48,071

OPERATING EXPENSES
Selling, General and Administrative Expenses	2,057,733 (a)	3,724,185	732,326 (a)	2,391,528
Product and Development (formerly Research and Development)	316,555	312,271	109,518	102,141
Depreciation and Amortization	27,597	34,187	8,417	10,886
Total Operating Expenses	2,401,884	4,070,643	850,260	2,504,555

LOSS BEFORE OTHER INCOME/(EXPENSE)	(2,297,783)	(3,959,162)	(814,915)	(2,456,484)

OTHER INCOME/(EXPENSE)
Interest Income	406	3,380	31	1,550
Interest Expense	(25,922)	(55)	(16,956)	-
Accretion of Interest on Convertible Notes	(13,229)		(8,087)	-
Total Other Income/(Expense)	(38,746)	3,325	(25,013)	1,550

LOSS BEFORE PROVISION FOR TAXES	(2,336,529)	(3,955,837)	(839,928)	(2,454,934)

PROVISION FOR TAXES	-	-	-	-

LOSS BEFORE ACCRETION OF PREFERRED
STOCK DIVIDEND	(2,336,529)	(3,955,837)	(839,928)	(2,454,934)

ACCRETION OF PREFERRED STOCK DIVIDENDS	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,336,529)	$(3,955,837)	$(839,928)	$(2,454,934)

Net Loss per Basic and Diluted Shares	$(0.02)	(0.05)	$(0.01)	(0.01)

Weighted Average Number of Common Shares Outstanding	119,985,827	85,267,046	119,985,827	108,254,034

(a)
Include stock based compensation expense of $504,376 and $131,342 associated with the Black Scholes valuation of options issued to management and Members of the Board of Directors, which became vested during the respective periods reported.

See the accompanying notes to these condensed consolidated financial statements

Item 1- Financial Statements

INFORMEDIX HOLDINGS, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
 (Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES -
Net Loss	$(2,336,529)	$(3,955,837)

Adjustments to Reconcile Net Loss to Net Cash used in Operations -
Depreciation	27,597	34,187
Stock Option Expense - Employees	504,376	1,927,670
Common Stock to be Issued for Services	83,333	46,200
Common Stock Issued for Services	56,227	45,000
Financing Costs Incurred	20,000	-
Accretion of Loan Discount on Convertible Notes	13,229	-
Warrants Issued for Services	22,500	5,625
Changes in Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(27,512)	(42,543)
(Increase) Decrease in Inventory	(11,230)	(35,468)
(Increase) Decrease in Deposits	(2,039)	-
(Increase) Decrease in Prepaid Expenses and Other Assets	(27,653)	(13,430)
(Decrease) Increase in Accounts Payable and Accrued Expenses	323,100	(41,350)
Net Cash (Used in) Operating Activities	(1,354,600)	(2,029,946)

CASH FLOWS FROM INVESTING ACTIVITIES -
Purchase of Property and & Equipment	(3,862)	(4,996)
Reimbursement for Unrecovered Med-eMonitors	30,935
Net Cash Provided by (Used in) Investing Activities	27,073	(4,996)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from Issuance of Subordinated Convertible Promissory Notes	885,000	-
Proceeds from Common Stock Issuances	-	2,091,000
Notes Payable	110,000	(100,000)
Net Cash Provided by Financing Activities	995,000	1,991,000

Net Increase (Decrease) in Cash and Cash Equivalents	(332,527)	(43,942)

Cash and Cash Equivalents - Beginning of Period	370,284	435,879

Cash and Cash Equivalents - End of Period	$37,757	$391,937

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the Period for:
Interest Expense	$311	$55
Income Taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
(Increase) in Fixed Assets	$(47,864)	$-
Decrease in Deposits	$50,000	$-
Conversion ofConvertible Note	$(15,000)	$-
Discount on Convertible Debt	$35,200	$-
Common Stock issued to satisfy Common Stock to be Issued Liability	$-	$1,949,625

See the accompanying notes to these condensed consolidated financial statements

Item 1 - NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statement includes the accounts of InforMedix Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complex financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB. The interim operating results for the three and nine months ended September 30, 2008 may not be indicative of operating results expected for the full year.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Internal Use Software Costs

Internal use software and Web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force(EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and the Company's consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the nine and three month periods ended September 30, 2008 and 2007 were expensed as research and development.

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

For the nine month periods ended September 30, 2008 and 2007, the Company’s revenues equaled $151,667 and $292,625 respectively.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities . This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. However, because our existing convertible debt instruments are settled only in stock upon maturity, this guidance will not apply, and as a result will not have an impact on the financial statements.

NOTE 3 -  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net operating losses for the nine and three month periods ending September 30, 2008 and 2007. There is no assurance that the Company will be able to generate enough revenue and/or raise capital to support current operations and expand sales. This raises doubt about the Company’s ability to continue as a going concern.

In March 2008, the Company entered into an agreement with Murdock Capital Partners (“MCP”) based on New York City. Murdock will provide InforMedix with capital market advisory services, advice concerning financial matters, including raising additional capital (which will initially involve raising $1.0 to $ 1.3 million of convertible bridge financing), guidance with merger and acquisition opportunities, pursuit of exchange listings, Sarbanes Oxley requirements, investor relations services, other related services such as meeting with current MCP and other highly sophisticated micro cap oriented investors, and general ramp up efforts of the Company’s basic businesses. The Maximum Amount of this offering was subsequently increased to $2.0 million with an over-subscription allowance for an additional $1.0 million. The relationship with MCP was terminated on May 27, 2008, and the Company began to directly offer its securities under the Offering.

As of November 14, 2008, the Company had raised a total of $870,000 under the March 2008 offering.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at September 30, 2008 and 2007:

	2008	2007

Office Equipment	$38,457	$38,457
Med-eMonitors on operating leases and held for lease	118,749	94,262
Computer Equipment and Software	106,687	102,826
Furn, Fixtures; Marketing, Testing, and Design Eqpt	45,622	45,622
Sub-total	309,551	281,165
Less: Accumulated Depreciation	263,524	229,511

Net Book Value	$45,991	$51,654

During the nine month period ending September 30, 2008, the Company transferred 120 Med-eMonitor units from Inventory - Finished Goods to Fixed Assets - Med-eMonitors, on operating leases, with a book value of $47,864. Also, the Company sold 94 Med-eMonitor Units.

Depreciation expense for the nine month periods ended September 30, 2008 and 2007 was $27,597 and $34,187 respectively. Depreciation expense for the three month periods ended September 30, 2008 and 2007 was $8,417 and $10,886 respectively..

NOTE 5 – NOTE PAYABLE

On August 22, 2008, the Company entered into a promissory notes in the amount of $130,000 from a recent participant in the Subordinated Convertible Promissory Note financing program. Under this note, the Company received $110,000 in cash, with the remaining $20,000 payable under the note recognized as a Financing Fee. As of September 30, 2008, the note remained payable. As of September 30, 2008, the Company had accrued $833 of interest expense for this obligation.

NOTE 6 – COMMON STOCK TO BE ISSUED

In conformance with Generally Accepted Accounting Principles, the Company recognizes Common Stock to be Issued as a liability until the shares are issued. The amount represents the value assigned to stock which has been requested, but was not released as of September 30, 2008. For the nine months ended September 30, 2008, a total of $83,333 of Common Stock to be Issued was recognized.

NOTE 7 - SUBORDINATED CONVERTIBLE NOTES

On March 19, 2008, the Company commenced a Private Placement Offering for a maximum $1,000,000 of 8% Subordinated Convertible Promissory Notes with a unit/face value of $25,000, and related warrants (Series M Warrants). The Notes become due and payable, together with accrued interest, on the earlier of one year from the date funds are received or upon the commencement and completion of a subsequent Equity offering of at least $2,000,000. The initial offering also allowed for up to a $300,000 over-subscription. In May 2008, the Company and the then existing participants in the offering agreed to increase the maximum value of the offering to $2,000,000, with an increase in the amount of the over-subscription to $1,000,000.

The Notes are also convertible into shares of equity or equity linked securities offered in the future by the Company, or into shares of the Company’s common stock at a fixed price per share of $0.10. In addition, one-half Class M warrant will be issued for every dollar invested through this offering, which can be exercised to purchase additional shares of the Company’s common stock within five years from the date acquired at a price of $0.15 per share. As of September 30, 2008, $885,000 of funds were received from this offering. Of this total, one of the subscribers elected to convert their $15,000 Note into the common stock of the Company at the $0.10 fixed share price. As of September 30, 2008, the outstanding Notes under this offering equaled $870,000.

The gross proceeds of the convertible notes (net of the $15,000 converted in April 2008 and related warrants, were allocated $35,200 to the warrants and $834,800 to the convertible notes. The warrants were valued under the Black Sholes method. Based on the guidance under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock the warrants were classified as equity since the warrant holders have no alternative other than to receive shares of common stock upon exercise of the Series M warrants.

In accordance with EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, these is no intrinsic value to the embedded conversion option since the conversion price is higher that the fair market value.

The convertible notes are being accreted to their maturity value over the term of the notes. As of September 30, 2008, $13,229 has been accreted as interest on convertible notes.

NOTE 8 - PROVISION FOR INCOME TAXES

There is no income tax benefit for the losses for the nine months ended September 30, 2008 and 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2008, the Company had no unrecognized tax benefits, or any tax related interest of penalties.

There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2008. The Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits. Tax years from 2005 through 2007 remain subject to examination by major tax jurisdictions.

NOTE 9 - STOCKHOLDERS’ EQUITY

During the nine month period ending September 30, 2008, the Company issued 712,271 shares of the Company’s common stock valued at a total of $71,271, fair value, of which $56,227 (562,271 shares of the Company’s common stock) was issued for services rendered, and $15,000 (150,000 shares of the Company’s common stock) was issued in conjunction with the conversion of a $15,000 convertible note payable.

The Company follows Statement of Financial Accounting Standard No. 123(R) (“SFAS 123(R)”), Share-Based Payment (as amended) , using the modified prospective method as permitted under SFAS 123(R).

The fair market values for options was estimated using the Black-Sholes model with the following assumptions: no dividend yield, expected volatility of 220% and a risk free interest rate based on the 10 year Treasury bill rate at the time of issuance. The term of the options is ten years.

During the nine month period ended September 30, 2008, the Company expensed $504,376 for time of service options issued to employees ($254,533 related to the 2008 Plan, $234,053 related to the 2007 plan, and $15,790 from previously issued plans). The vesting of the performance portion of granted options for the nine month period ended September 30, 2008, under the 2007 and 2008 Plans is subject to determination later in the year. As of September 30, 2008 there was approximately $693,500 of unrecognized compensation expense related to non-vested market-based employee stock option awards that is expected to be recognized through June 30, 2010.

Stock Options

A summary of stock option transactions during the nine month period ending September 30, 2008 is as follows:

	Granted	Vested	Common Share Range

Balance , December 31, 2007	26,886,571	18,807,557	$$0.11 to $1.00
Granted/Vested during Q1, Q2 and Q3 2008	21,294,000	5,170,553	$0.10 to $0.29
Exercised during Q1, Q2 and Q3 2008	-	-	$0.10 to $1.00
Balance, September 30, 2008	48,180,571	23,978,110	$0.10 to $1.00

Information with respect to stock options that are outstanding at September 30, 2008 is as follows:

Range of Exercise Prices	Number of Options Currently Exercisable at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options Currently Exercisable

$0.10 to $1.00	23,978,110	3.8 years	$0.15

Warrants

A summary of warrant transactions during the nine month period ending September 30 2008 is as follows:

	Warrant Shares	Vested Shares	Exercise Price per Common Share Range

Balance , December 31, 2007	46,867,846	46,867,846	$0.10 to $3.00
Granted/Vested during Q1, Q2 and Q3 2008	692,500	692,500	$0.15 to $0.20
Exercised during Q1, Q2 and Q3 2008	-	-	-
Balance , September 30, 2008	47,560,346	47,560,346	$0.10 to $3.00

Information with respect to warrants outstanding and exercisable as of September 30, 2008 is as follows:

Range of Exercise Prices	Number of Warrants Currently Exercisable at September 30 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Warrants Currently Exercisable

$0.10 to $3.00	47,560,346	7.8 years	$0.18

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

On May 9, 2008 the Company entered into a new Consulting Services Agreement with CMSCO. Under the terms of this Agreement, the Consultant will provide services related to product research; development and value engineering for potential off-shore manufacturing of Next Generation Med-eMonitor appliances to utilize the Med-eXpert System; coordinate efforts directed at obtaining third-party reimbursement; assist the Company in developing strategic business relationships to drive the Company’s revenues; make introductions and assist in building relationships with potential strategic alliance parties in areas including media, consumer marketing, sales and product promotion, and identify, make introductions to, and assist in building relationships with selected businesses relative to international opportunities. For the three month periods ended September 30, 2008 and 2007, $12,000 and $12,000 respectively were expensed as fees to CMSCO.

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

The Company is party to other consulting agreements with various third parties for the development of software and production of the Med-eXpert System and appliance/program adaptations, including the Med-ePhone programs, and varying adaptations of the Med-eMonitor.

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

2008 Equity Incentive Plan

On January 10, 2008, the Board of Directors (the “Board”) approved and adopted the Company’s 2008 Equity Incentive Plan, which supersedes amends and restates the previously issued 2007 Equity Incentive Plan, which was approved by the Company’s stockholders at the 2007 annual meeting of stockholders. Concurrent with the adoption of the 2008 Equity Incentive Plan, the Board approved three option grants to Bruce A. Kehr, the Company’s Chief Executive Officer and Chairman of the Board, each with an exercise price equal to the fair market value of the Company’s common stock on that date. The three option grants (i.e. 7.5, 7.0 and 6.5 million options) vest over three years, and are each subject to achieving performance targets established by the Board, and a portion for continued time of service. One of the grants is also subject to achieving fund raising targets. In accordance with SFAS No. 123(R), the Company has recorded stock-based compensation expense of $254,533 in connection with the issuance of these options during the nine month period ended September 30, 2008.

Production Agreement

The Company had a production agreement with a third party contract manufacturer which completed the production of the 750 additional units of the Med-eMonitor delivered in 2007.

During the third quarter of 2007, the Company entered into a new production agreement calling for the production of 1,500 additional Med-eMonitors units for delivery during 2008. The new units will be produced in quantities of 250 units. To shorten the production time, the Company provided the manufacturer with a deposit of $50,000 to purchase items which normally have a longer lead time to acquire. As the future units are completed, additional deposits may be necessary. As of September 30, 2008, the $50,000 had been used to acquire long lead time items, and the deposit was transferred to Inventory - Component Parts.

Under the terms of the production agreement, the new units will have a cost to the Company of approximately $360 per unit.

NOTE 11 - CUSTOMER CONCENTRATION

The Company leases a substantial portion of its product to a limited number of customers. During the nine month period ended September 30, 2008, revenue from the Company’s four largest customers, aggregated $150,555, or approximately 99% of total net revenue. At September 30, 2008, amounts due from these customers were $90,957.

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

RESULTS OF OPERATIONS

For the three month period ended September 30, 2008, compared to the three month period ended September 30, 2007

The Company recognized $81,010 in revenues from the lease and sale of its Med-eMonitor(TM) System for the three month period ended September 30, 2008. This represents an increase of $18,983 from sales of $62,027 for the three month period ended September 30, 2007, which increase was primarily the result of revenues from the completed ADT/XL Health program. During the three month period ended September 30, 2008, certain grant revenues available during the comparable period in 2007 were also no longer available to the Company as the programs funded by the grants had been completed. The Company is transitioning from a principally grant-funded revenue base to a commercial customer revenue base.

Selling, General and Administrative Expenses (including all Selling, Marketing, and General/Administrative compensation and Black Sholes valuations of stock options expensed) for the three month period ended September 30, 2008 of $732,326 include a Black-Sholes adjustment recognizing the 2007 and 2008 Equity Incentive Plans in the amount of $129,876, along with the current vesting of previously awarded options of $1,466. During the three month period ended September 30, 2007, the Company recognized $1,796,083 of Black Sholes expense related to the 2007 Equity Incentive Plan, and $13,957 of vesting related to previously awarded options. Without this expense, the Selling Marketing and Administrative Expenses for the three month period ended September 30, 2007 was $581,488. By excluding the Black Sholes adjustments in both periods, the comparable Selling, General and Administrative Expenses for the three month period ended September 30, 2008 equaled $600,984 or an increase of $19,496 compared to $581,488 for the three month period ended September 30, 2007.

Product development expenses (including all Product development compensation, previously referred to as Research and Development) for the three month period ended September 30, 2008 of $109,518 increased by $7,377 compared to $102,141 for the three month period ended September 30, 2007. This increase reflects development costs related to the design and programming of the Med-eMonitor/Med-eXpert system and the development of the Company’s new Med-ePhone System.

Depreciation and Amortization expense for the three month period ended September 30, 2008 of $8,417 decreased by $2,469 compared to $10,886 for the three month period ended September 30, 2007. This decrease is principally related to the combination of the reduced depreciation related to fixed assets recorded as of December 31, 2007, the additional depreciation related to Med-eMonitors moved to fixed assets during 2008, and the sale of 94 units during the period.

The Company recognized interest income during the three month period ended September 30, 2008 in the amount of $31 for a decrease of $1,519 compared to the $1,550 recognized for the three month period ended September 30, 2007 due to reduced cash balances in its money market account. For the three month period ended September 30, 2008, the Company recognized $16,956 of interest expense related to the Subordinated Convertible Promissory Notes and Note Payable, along with $8,087 of Accretion of Interest in connection with the Black Sholes valuation related to the Subordinated Convertible Promissory Notes.

For the nine month period ended September 30, 2008, compared to the nine month period ended September 30, 2007

The Company recognized $151,667 in revenues from the lease and sale of its Med-eMonitor(TM) System for the nine month period ended September 30, 2008. This represents a decrease of $140,958 from sales of $292,625 for the nine month period ended September 30, 2007, which decrease was primarily the result of revenues from completed programs funded by grant monies. During the nine month period ended September 30, 2008, grant revenues were no longer available to the Company as the programs funded by the grants had been completed. The Company is transitioning from a principally grant-funded revenue base to a commercial customer revenue base.

Selling, General and Administrative Expenses (including all Selling, Marketing, and General/Administrative compensation and Black Sholes valuations of stock options expensed) for the nine month period ended September 30, 2008 of $2,057,733 include a Black-Sholes adjustment recognizing the 2007 and 2008 Equity Incentive Plans in the amount of $488,586, along with the current vesting of previously awarded options of $15,970.

During the nine month period ended September 30, 2007, the Company recognized $1,796,083 of Black Sholes expense related to the 2007 Equity Incentive Plan, and $131,586 of vesting related to previously awarded options. Without this expense, the Selling Marketing and Administrative Expenses for the nine month period ended September 30, 2007 was $1,796,516. By excluding the Black Sholes adjustments in both periods, the comparable Selling, General and Administrative Expenses for the nine month period ended September 30, 2008 equaled $1,553,357 or an increase of $243,159 compared to $1,796,516 for the nine month period ended September 30, 2007.

Product development expenses (including all Product development compensation, previously referred to as Research and Development) for the nine month period ended September 30, 2008 of $316,555 increased by $4,284 compared to $312,271 for the nine month period ended September 30, 2007. This increase reflects development costs related to improving the design and programming of the Med-eMonitor/Med-eXpert system and the development of the Company’s new Med-ePhone System.

Depreciation and Amortization expense for the nine month period ended September 30, 2008 of $27,597 decreased by $6,590 compared to $34,187 for the nine month period ended September 30, 2007. This decrease is principally related to the combination of the reduced depreciation related to fixed assets recorded as of December 31, 2007, the additional depreciation related to Med-eMonitors moved to fixed assets during 2008, and the sale of 94 units during the period.

The Company recognized interest income during the nine month period ended September 30, 2008 in the amount of $406 for a decrease of $2,974 compared to the $3,380 recognized for the nine month period ended September 30, 2007 due to reduced cash balances in its money market account. For the nine month period ended September 30, 2008, the Company recognized $25,922 of interest expense related to the Subordinated Convertible Promissory Notes and Note Payable, along with $13,229 of Accretion of Interest in connection with the Black Sholes valuation related to the Subordinated Convertible Promissory Notes.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2008, the Company did not have an operating line of credit from a financial institution and consequently has relied on equity financing from investors to manufacture Med-eMonitor™ units. We had cash and cash equivalents on deposit of $37,757 at September 30, 2008, as compared with $370,284 at December 31, 2007. In addition, as of September 30, 2008, the Company had accounts receivable equaling $99,297 or an increase of $27,512 from the $71,695 accounts receivable recorded as of December 31, 2007.

At September 30, 2008 the Company had $854,219 in uncontested trade debt and accrued expenses, and $105,985 of contested trade debt, as more fully discussed in Part II, Item 1 - Legal Proceedings.

As more fully described in the Financial Statements for the nine month period ended September 30, 2008, we initiated PPM 8, a private placement offering through Murdock Capital Partners in March 2008, with a maximum limit of $1,000,000, subject to an over-subscription allowance of an additional $300,000. In May 2008, we modified this offering by increasing the maximum limit to $2,000,000 with an over-subscription allowance of an additional $1,000,000. On May 27, 2008 the Company terminated its relationship with Murdock, and continued the Offering through its own efforts.

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

The Company had a working capital deficit of $1,521,823 at September 30, 2008, which produced a current ratio of 0.25 to 1.0. At December 31, 2007, the Company had a working capital surplus of $175,740 and a current ratio was 1.3 to 1.0.

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

In Phase VI, we believe we will achieve significant revenue recognition, and began achieving revenues with nationally recognized customers, including programs with XLHealth and ADT (a Medicare Program in Tennessee), the University of Pennsylvania (two programs, including one funded by the Aetna Foundation), the University of California San Francisco (an HIV Program), and the University of Texas Health Science Center at San Antonio (treatment of Schizophrenia).

In Phase VII, we intend to advance our awareness program to improve the visibility of the Company and its Med-eMonitor/Med-ePhone/Med-eXpert system to both the general public, and within our industry, In connection with this effort, we have also initiated efforts to make the Company's products available on a both a retail pharmacy and E-Store basis.

In Phase VIII, we have begun working with Cindy Andreotti and the Andreotti group, who have become actively involved in assisting the Company in securing revenue-producing contracts through: traveling with the Company’s CEO to attend business development meetings with business alliance partners and customers; actively engaging in negotiating customer and alliance transactions with the Company’s CEO and Senior Management; originating and sourcing potential customers and alliance partners from The Andreotti Group’s contacts; meeting with prospective investors in InforMedix; attracting prospective investors to meet with the Company’s CEO and facilitating and attending those meetings; and revising the Company’s business and financial plan to address how the Company can generate increased revenues over both the shorter and longer terms, target customers at more senior levels of management who have strategic responsibility and budgetary authority to commit to projects using the Med-eXpert System, repositioning the Company’s product and service offerings to create higher value in the minds of prospective customers; and other activities. Through this process we have begun to take steps to broaden our investor base to strengthen our balance sheet, and to thereby improve the marketability of our products to institutional customer prospects by attracting individual investors with both the capability to invest larger sums of money as well as possessing business and government contacts that may be of use to expand the Company’s business. This type of investor has already been attracted to invest in the Company’s current round of convertible debt financing.

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

On April 17, 2008, the Company announced a strategic relationship with InnovationRx a provider of prescription medication adherence solutions, wherein we announced an agreement to market and sell a combined product line to a broad spectrum of Federal and State Governmental Agencies, insurance companies, health plans, managed care companies, disease management organizations, and other related private and public industry organizations and plans. InnovationRx, the healthcare division of Innovation Group employs an inter-disciplinary, multi-modal methodology to assess and improve medication adherence, which provides clinical evaluation, customized interventions and progress reports. Their services, developed in a research grant partnership with Northeastern University School of Pharmacy, are anchored by proprietary medication adherence risk-assessment instruments and intervention plans, combined with interactive Web-based tools and live pharmacists in call centers. These licensed pharmacists, trained in motivational interviewing and compliance, provide patients with personalized, one-to-one support and consultation. Innovation Group is a global company with revenues in excess of $250 million and is focused on providing risk management business solutions to various industries and marketplaces throughout the world. InforMedix and InnovationRx have begun joint marketing and sales activities to a series of health plan, managed care, pharmaceutical company and military prospects

On May 5 2008 the Company initiated the commercial availability of its Med-ePhone System. The Med-ePhone system provides a simple, inexpensive method for reminding users to take their medications regularly, and records and monitors patient medication adherence and health status over mobile phones and landlines. The Med-ePhone system sends patient-reported data to be analyzed by proprietary software algorithms already operational in InforMedix’s Med-eXpert™ System which will then alert loved ones and/or care managers when a patient’s medications are missed or health declines. Once Med-ePhone users are linked into the system, they receive up to three daily reminders which include prompts to provide answers to simple health status queries. In addition to tracking patient adherence to their medication use and their health status the Med-ePhone System provides healthcare professionals with automated real-time alerts when patients miss their medications or they report that their health status is worsening.

To advance the commercial prospects for Med-ePhone, on August 12th, 2008, the Company announced that it is teaming up with Audiopoint, also of Rockville, to provide advanced voice-enabled communications, automatic speech recognition, and medication compliance and persistence information services in real-time on mobile appliances; to improve medication compliance and persistence, which reduces healthcare costs and increases pharmaceutical company and pharmacy sales revenues.  Audiopoint is a leading provider of innovative voice and data services for consumer-oriented businesses in the Fortune 500.

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

Under the agreement, Audiopoint and InforMedix will seek to sell InforMedix’s Med-ePhone System to both companies’ existing and future non-healthcare corporate and consumer customers. The newly combined services will be marketed to pharmaceutical manufacturers interested in improving brand compliance and persistence; pharmacy customers seeking improved medication and care plan adherence; and chronic care management companies who are searching for technologies to improve health outcomes and reduce costs. Additionally, the Audiopoint solution will include a revenue generating Ad Model. This unique opportunity to communicate with the consumer is a bright spot in a declining advertising market due to its granular target-ability and extremely high ROI.

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

SUBSEQUENT EVENTS

During the period October 1 through October 31, 2008, the Company closed on an additional $50,000 investment through the March convertible debt offering. As mentioned earlier in this report, the Offering increased the maximum funding to $2.0 million, and also increased the over subscription allowance to $1.0 million.

During October, 2008, the Andreotti Group completed its strategic review of InforMedix and submitted a comprehensive Business Plan, Five Year Financial Model, Revised Investor Power Point Presentation, and Executive Summary of the Business Plan. The review included strategic assessments of the various offerings within the growing competitive market area, and focused on the unique strengths of the InforMedix Med-eXpert System, and the Med-eMonitor and Med-ePhone capabilities. In addition, the review also underscored the substantial benefits, whether significant cost savings or expanded revenues, available to pharmaceutical companies, disease management organizations, health care providers and agencies, which can be achieved through adoption of the InforMedix information solutions.

On October 28, 2008, the Andreotti Group and InforMedix’s CEO presented the Investor PowerPoint Presentation, along with its findings, observations and recommendations to the InforMedix Board of Directors during the Company’s Board Meeting.

During the October Board of Directors Meeting, senior management reviewed the status of current financing efforts in view of the weakening economy and the effect on micro-cap companies, in addition to current discussions with various marketing opportunities. Based on this review, the Company believes several opportunities exist, which should advance efforts to secure short term and longer term financing.

The Company and the Andreotti Group are in active discussions with respect to the Andreotti Group’s ongoing engagement with the Company in business development to drive increased revenues, fundraising activities, and assistance with scaling operations to plan for potential increased levels of orders for the Company’s products and services.

In addition, in view of management’s deferral of salaries over the past year, the Board authorized the Company to compute interest at the rate equal to the rate used in the current Subordinated Convertible Debt offering and issue warrants consistent with the offering equal to the deferred payrolls prior to the end of the current calendar year to management. The Board also increased the number of options granted to the Chief Financial Officer (2.1 million options), and to certain members (250,000 each) of the Board for their roles as Committee Chairman, and also authorized an increase in the number of options granted to each Board Member by 500,000 options per member. In total 5.1 million additional options were granted as of October 28, 2008.

InforMedix and Audiopoint have initiated platform integration development activities. On November 5, 2008 business development executives from Audiopoint, InforMedix, and the Andreotti Group met with one of the top five (by revenues) pharmaceutical companies to present the InforMedix/Audiopoint joint product and service offerings to improve medication adherence (compliance and persistence) for consumers of prescription medications. Joint presentations are being pursued with additional pharmaceutical manufacturers.

On November 17, 2008 the Company was notified in writing by a physician at the University of Pennsylvania Health System, that its Specialty Coagulation Clinic, already using the Med-eXpert System under a novel lottery-based incentive program involving 100 patients to prevent stroke through improved adherence to Coumadin, (in a program funded by the Aetna Foundation), that their National Heart Lung and Blood Institute proposal for a 4-arm study of incentives for warfarin adherence has been funded. The physician indicated that they are hoping to start recruiting participants in January/February, and that he wants to talk soon about formally placing an order with InforMedix to activate the contract for which InforMedix had previously submitted its budget, for a study which would involve 268 patient participants to be placed on the Med-eMonitor/Med-eXpert System.

Item - 3 Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act, and in Item 10(f)(1) of Regulation 8-K, we are electing scaled disclosure reporting obligation and therefore are not required to provide the information requested by this item

Item - 4T CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures as of the end of the quarterly period covered by this report (and the financial statements contained in the report), our Chief Executive Officer and Chief Financial Officer believe that our current disclosure controls and procedures are effective as of this date, given the Company’s limited staffing. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

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

In the most recently completed fiscal quarter, the Company was required to reduce its operating expenses, and suspended the services of its local accounting services firm and assistant bookkeeper. We do not believe that the suspension of these services in this fiscal quarter has materially altered the Company’s financial controls.

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

Following our notices of February 1, 2007, the Company entered into a settlement agreement with Wolfe Axelrod Weinberger Associates, LLC (“WAW”), and the terms of the settlement agreement were fully satisfied as of March 1, 2008. The Company has not received any settlement offers from the remaining notice former service provider as of November 14, 2008.

Item - 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not offered any straight Equity financing offering during 2008. However, the Company is currently seeking to raise funds through a Convertible Note offering, which is described below.

On March 19, 2008, the Company commenced a Private Placement Offering for a maximum $1,000,000 of 8% Subordinated Convertible Promissory Notes with a unit/face value of $25,000, and related warrants (Series M Warrants). The Notes become due and payable, together with accrued interest, on the earlier of one year from the date funds are received or upon the commencement and completion of a subsequent Equity offering of at least $2,000,000. The initial offering also allowed for up to a $300,000 over-subscription. In May 2008, the Company and the then existing participants in the offering agreed to increase the maximum value of the offering to $2,000,000, with an increase in the amount of the over-subscription to $1,000,000.

The Notes are also convertible into shares of equity or equity linked securities offered in the future by the Company, or into shares of the Company’s common stock at a fixed price per share of $0.10. In addition, one-half Class M warrant will be issued for every dollar invested through this offering, which can be exercised to purchase additional shares of the Company’s common stock within five years from the date acquired at a price of $0.15 per share. As of June 30, 2008 $705,000 of funds were received from this offering. Of this total, one of the subscribers elected to convert their $15,000 Note into the common stock of the Company at the $0.10 fixed share price. As of September 30, 2008, the outstanding Notes under this offering equaled $870,000.

These sales were intended to be exempt from the registration requirements of the Securities Act, pursuant to Regulation D there under.

Item - 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item - 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item - 5 OTHER MATTERS

None.

ITEM - 6 EXHIBITS

Set forth below is a list of the Exhibits to this Quarterly Report for the three months ended September 30, 2008:

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

Dated: November 18, 2008	InforMedix Holdings, Inc.

	By:	/s/ Bruce A. Kehr
Bruce A. Kehr, Chief Executive Officer
(Principal executive officer)

By:	/s/ Harry M. Stokes
Harry M. Stokes, Chief Financial Officer
(Principal financial officer)

InforMedix Holdings, Inc.

Quarterly Report on Form 10
Nine and Three month Periods Ended September 30, 2008
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